Form 10-Q
period 2008-09-30
Titanium Asset Management Corp
filed 2008-11-13
CIK 1407161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number: 000-53352
Titanium Asset Management Corp.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-8444031 (I.R.S. Employer Identification No.)

777 E. Wisconsin Avenue Milwaukee, Wisconsin (Address of principal executive offices)	53202-5310 (Zip Code)

Registrant’s telephone number, including area code:
(414) 765-1980
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☐ No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At November 12, 2008, there were 20,451,502 shares of the registrant’s common stock and 612,716 shares of restricted stock outstanding.

-i-

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Titanium Asset Management Corp.
Consolidated Balance Sheets
(in thousands except for shares)

	September 30,	December 31,
	2008	2007
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$30,574	$19,388
Cash and cash equivalents held in trust fund	—	55,587
Accounts receivable	2,810	388
Prepaid expenses and other assets	531	115

Total current assets	33,915	75,478

Property and equipment
Office furniture, fixtures and equipment	238	19
Less accumulated depreciation	51	16

Property and equipment, net	187	3

Goodwill	29,419	21,987
Intangibles, net	33,540	15,340
Deferred income taxes	1,908	377
Investments	893	—

Total assets	$99,862	$113,185

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$280	$149
Accrued expenses:
Income taxes	95	657
Other	584	206
Guaranteed payment for acquisition	1,000	—
Deferred revenues	205	—
Other current liabilities	—	249

Total current liabilities	2,164	1,261
Guaranteed payment for acquisition	915	—

Total liabilities	3,079	1,261

Common stock, subject to possible conversion 20,000,000 shares at conversion value	—	55,587

Stockholders’ equity
Common stock, $0.0001 par value; authorized 54,000,000 shares; 20,451,502 and 22,993,731 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	2	2
Restricted shares, $0.0001 par value; authorized 720,000 shares; 612,716 and 696,160 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	—	—
Preferred stock, $0.0001 par value, authorized 1,000,000 shares; none issued	—	—
Accumulated other comprehensive loss	(34)	—
Additional paid-in capital	99,462	55,892
Retained earnings (deficit)	(2,647)	443

Total stockholders’ equity	96,783	56,337

Total liabilities and stockholders’ equity	$99,862	$113,185

See notes to consolidated financial statements.

Titanium Asset Management Corp.
Consolidated Statements of Operations
(in thousands except for shares)

				Period from
				February 2,
			Nine Months	2007
	Three Months Ended		Ended	(inception) to
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Fee income	$3,886	$—	$10,592	$—

Operating expenses:
Administrative	4,978	107	10,966	370
Amortization of intangibles	1,093	—	3,095	—
Write off of intangibles	—	—	1,792	—

Total operating expenses	6,071	107	15,853	370

Operating loss	(2,185)	(107)	(5,261)	(370)

Other income (expense)	(81)	1,229	787	1,432

Income (loss) before taxes	(2,266)	1,122	(4,474)	1,062

Tax (expense) benefit on income (loss)	664	(426)	1,384	(403)

Net income (loss)	$(1,602)	$696	$(3,090)	$659

Net income (loss) per share

Basic	$(0.08)	$0.06	$(0.15)	$0.06

Diluted	$(0.08)	$0.05	$(0.15)	$0.05

See notes to consolidated financial statements.

Titanium Asset Management Corp.
Consolidated Statements of Cash Flows
(in thousands)

		Period from
	Nine Months	February 2, 2007
	Ended	(inception) to
	September 30, 2008	September 30, 2007
	(unaudited)	(unaudited)

Cash flows from operating activities
Net income (loss)	$(3,090)	$659
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,099	—
Accretion of guaranteed payment	12	—
Realized losses on investments in available for sale securities	39	—
Deferred income tax benefit	(1,531)	—
Impairment of intangible assets	1,792	—
Changes in assets and liabilities:
Decrease (increase) in:
Accounts receivable	(140)	—
Prepaid expenses and other assets	425	(32,373)
Increase (decrease) in:
Accounts payable	129	—
Accrued expenses, other current liabilities and deferred revenue	(855)	5,419

Net cash used in operating activities	(120)	(26,295)

Cash flows from investing activities
Purchases of property and equipment	(72)	—
Cash and cash equivalents released from (held in) trust	55,587	(55,011)
Proceeds from sale of investments in available for sale securities	34	—
Purchase of investments in available for sale securities	(1,000)	—
Cash paid for acquisition of subsidiary, net of cash acquired	(31,226)	—

Net cash provided by (used in) investing activities	23,323	(55,011)

Cash flows from financing activities
Issuance of common stock units	—	120,025
Costs associated with share issue	—	(9,652)
Common stock repurchased	(12,017)	(3,892)

Net cash (used in) provided by financing activities	(12,017)	106,481

Net increase in cash and cash equivalents	11,186	25,175

Cash and cash equivalents:
Beginning	19,388	—

Ending	$30,574	$25,175

Supplemental disclosure of cash flow information
Income taxes paid	$630	$—

Supplemental schedule of noncash investing activities
Net unrealized loss on investment in available for sale securities	$34	$—

Supplemental schedule of noncash financing activities
Paid-in capital attributed to common stock repurchase rights not executed	$55,587	$—
Fair value of placement agent warrant	$—	$2,091
Guaranteed payment issued in connection with acquisition	$1,903	$—
See notes to consolidated financial statements.

Titanium Asset Management Corp.
Notes to Consolidated Financial Statements
(in thousands, except share and per share amounts)
Note 1 — General
     Nature of business — Titanium Asset Management Corp. (the “Company”) was incorporated on February 2, 2007 as a special purpose acquisition vehicle. On October 1, 2007, the Company acquired all of the voting common stock of Wood Asset Management, Inc. (“Wood”) and all of the membership interests of Sovereign Holdings, LLC (“Sovereign”), two asset management firms. On March 31, 2008, the Company acquired all of the outstanding capital stock of National Investment Services, Inc. (“NIS”), a third asset management firm. After such business combinations, the Company ceased to act as a special purpose acquisition vehicle. See Note 3 — Acquisitions.
     The accompanying unaudited interim consolidated financial statements have been prepared by the Company, in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, in the opinion of management, include all adjustments (all of which were of a normal and recurring nature) necessary for a fair statement of the information for each period contained therein.
     The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates are based on information available as of the date of these consolidated financial statements. Actual results could differ materially from those estimates.
     The information included in this Quarterly Report on Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the consolidated financial statements and the notes thereto included in the Company’s Registration Statement on Form 10, as amended.
     Significant accounting policies adopted during the three month period ended September 30, 2008 are as follows:
     Investment in Available for Sale Securities — The classification of investments in available for sale securities and the related accounting policies are as follows:
     Available for sale securities consist of marketable equity securities not classified as trading or held to maturity. Available for sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders’ equity.
     Dividends on marketable equity securities are recognized in income when declared. Realized gains and losses, including losses from declines in value of specific securities, if any, determined by management to be other-than-temporary, are included in income. Realized gains and losses are determined on the basis of the specific securities sold.
     Accumulated Other Comprehensive Income (Loss) — Comprehensive income (loss) consists of net loss and other gains and losses affecting stockholders’ equity that, under accounting principles generally accepted in the United States of America are excluded from net income (loss), including unrealized gains and losses on certain investments in equity securities, net of tax.
     The Company’s other significant accounting policies are discussed in more detail in the notes to the Company’s consolidated financial statements in the Company’s Registration Statement on Form 10, as amended, under the heading “Note 1—Nature of Business—Significant Accounting Policies.”
Note 2 — Adoption of New Accounting Standards
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance

Titanium Asset Management Corp.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)
for using fair value to measure financial assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS 157 applies whenever other standards require assets or liabilities to be measured at fair value. SFAS 157 is effective in fiscal years beginning after November 15, 2007. The Company implemented SFAS 157 as of January 1, 2008. SFAS 157 was amended in February 2008 by FASB Staff Position (“FSP”) FAS No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions (“FSP FAS 157-1”), and by FSP FAS No. 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which delayed the Company’s application of SFAS 157 for nonrecurring nonfinancial assets and liabilities until January 1, 2009. SFAS 157 was further amended in October 2008 by FSP FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP FAS 157-3”), which clarifies the application of SFAS 157 to assets participating in inactive markets. Implementation of SFAS 157 did not have a material effect on the Company’s consolidated results of operations or financial position and had no effect on the Company’s existing fair value measurement practices.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 allows companies to measure at fair value most financial assets and liabilities that are currently required to be measured in a different manner, such as based on their carrying amount. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not elected the fair value option for any of its assets or liabilities.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 141(R) will change how business acquisitions are accounted for and SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141(R) and SFAS 160 are effective for fiscal years beginning on or after December 15, 2008 (January 1, 2009 for the Company). The Company has not yet determined the effect, if any, that the adoption of SFAS 141(R) will have on its consolidated financial position or results of operations.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 amends and expands disclosures about derivative instruments and hedging activities. SFAS 161 requires qualitative disclosures about the objectives and strategies of derivative instruments, quantitative disclosures about the fair value amounts of and gains and losses on derivative instruments, and disclosures of credit risk related contingent features in hedging activities. SFAS 161 is effective for fiscal years beginning after November 15, 2008 and will be effective for the Company in fiscal year 2009. Early adoption is prohibited; however, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. The Company has not yet determined the effect, if any, that the adoption of this standard will have on its consolidated financial position or results of operations.
     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements for non-governmental entities that are presented in conformity with accounting principles generally accepted in the United States of America. SFAS 162 will be effective 60 days after the SEC approves the Public Company Accounting Oversight Board’s amendments to AU Section 411. The Company does not anticipate the adoption of SFAS 162 will have an impact to its consolidated financial statements.

Titanium Asset Management Corp.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)
Note 3 — Acquisitions
Acquisition of Wood
     On October 1, 2007, the Company completed the acquisition of all of the voting common stock of Wood, an asset management firm in the equity and fixed-income markets.
     In consideration for the sale and purchase of the voting common stock of Wood, the sellers received $27,500 in cash and 727,273 shares of common stock of the Company, with a fair value of $4,000. The sellers may receive additional payments should Wood achieve certain revenue and assets under management milestones during the three-year period after closing. The maximum payments that may be made under the sale and purchase agreement is $6,000 in cash and common stock.
     The aggregate purchase price of Wood was approximately $33,164, including acquisition cost of $1,664. The following summarizes the fair values of the assets acquired at the date of acquisition. Goodwill recorded from this transaction is tax deductible.

Goodwill	$19,865
Intangible asset — customer relationships	12,026
Intangible asset — non-compete covenant	829
Intangible asset — brand	444

$33,164

Acquisition of Sovereign
     On October 1, 2007, the Company completed the acquisition of all of the membership units of Sovereign, an asset management firm in the equity and fixed-income markets. Pursuant to the sale and purchase agreement, the Company purchased the operations of Sovereign primarily for its customer relationships and other intangibles.
     In consideration for the sale and purchase of the membership units of Sovereign, the sellers received $4,500 in cash and 181,818 shares of common stock, with a fair value of $1,000. The sellers may also receive up to $5,000 should Sovereign achieve certain revenue and assets under management milestones during the three-year period after closing.
     The aggregate purchase price was approximately $5,801, including acquisition cost of $301. The following summarizes the fair values of the assets acquired at the date of acquisition. Goodwill recorded from this transaction is tax deductible.

Goodwill	$2,122
Intangible asset — customer relationships	2,665
Intangible asset — non-compete covenant	833
Intangible asset — brand	181

$5,801

Acquisition of NIS (unaudited)
     On March 31, 2008, the Company completed the acquisition of all of the outstanding common stock of NIS. NIS is an asset management firm in the fixed-income and equity markets.
     In consideration for the sale and purchase of the common stock of NIS, the sellers received $29,684 in cash. The sellers will also receive guaranteed deferred payments of $1,000 in 2009 and $1,000 in 2010. These guaranteed payments are reflected in the consolidated balance sheet as a current obligation of $1,000 and a long-term obligation discounted to its net present value of $903. As part of the sale and purchase agreement, the sellers may also receive

Titanium Asset Management Corp.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)
up to an additional $4,900 either all in cash or, at the sole discretion of the Company, a mix of cash and up to 50% in common stock, should NIS achieve certain revenue milestones during the two-year period after closing.
     The aggregate purchase price was approximately $33,129, including acquisition cost of $1,542. The following summarizes the estimated fair values of the assets acquired at the date of acquisition. The estimated fair values are subject to change pending a final analysis of the total purchase price and the fair value of the assets acquired and liabilities assumed. Goodwill recorded from this transaction will be tax deductible.

Current assets	$3,123
Property and equipment	115
Goodwill	7,432
Intangible asset — customer relationships	23,088
Current liabilities	(629)

$33,129

Note 4 — Goodwill and intangibles
     Goodwill at September 30, 2008, includes the excess of the purchase price over the fair value of tangible and identifiable intangible assets associated with the acquisitions of Wood, Sovereign and NIS (see Note 3). Goodwill at September 30, 2008, consists of the following:

Wood acquisition	$19,865
Sovereign acquisition	2,122
NIS acquisition	7,432

Goodwill at September 30, 2008	$29,419

     Identifiable intangible assets, net of amortization at September 30, 2008 are as follows:

				Average
		Accumulated		Useful Life in
	Cost	Amortization	Net	Months

Wood customer relationships	$12,026	$3,796	$8,230	60
Wood brand	444	110	334	48
Sovereign customer relationships	2,665	683	1,982	84
Sovereign non-compete agreement	833	278	555	36
Sovereign brand	181	60	121	36
NIS customer relationships	23,088	770	22,318	180

Intangible assets	$39,237	$5,697	$33,540

     Amortization expense for the nine-month period ended September 30, 2008 totaled approximately $3,095. The Company also recorded an impairment charge of approximately $1,792 for the nine-month period ended September 30, 2008.
Note 5 — Income taxes
     The provision for income tax expense (benefit) is as follows:

Titanium Asset Management Corp.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

Nine Months
Ended
September 30, 2008
(unaudited)
Current
Federal	$—
State	147

147

Deferred
Federal	(1,531)
State	—

(1,531)

Tax benefit	$(1,384)

     A reconciliation between the provision for income tax expense (benefit) and the expected provision for tax expense (benefit) using the federal statutory tax rate (34%) is as follows:

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2008	September 30, 2007
	(unaudited)	(unaudited)

Tax expense (benefit) at federal statutory rate	$(1,531)	$361
State income taxes, net of federal tax benefit	95	42
Other	52	—

	$(1,384)	$403

     The Company’s deferred tax asset and liabilities relate to the following temporary differences between financial accounting and tax bases as follows:

	September 30, 2008	September 30, 2007
	(unaudited)	(unaudited)

Goodwill and intangibles	$1,912	$—
Property and equipment	(4)	—

Total deferred tax asset	$1,908	$—

     No valuation allowance was established since in management’s opinion it is more likely than not the deferred asset will be realized.
Note 6 — Line of credit
     In connection with the acquisition of NIS (Note 3), the Company acquired a $950 line of credit with a financial institution secured by a general business lien, as defined by the agreement. The line of credit is payable upon demand and bears interest at 5.0% at September 30, 2008. No amounts were outstanding under the line of credit at September 30, 2008.

Titanium Asset Management Corp.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)
Note 7 — Retirement plan
     The Company, through its wholly owned subsidiary NIS, maintains a defined contribution pension plan covering substantially all NIS employees. NIS matches 50% of employee elective deferrals up to 6.0% of compensation. The plan also provides a profit-sharing component whereby NIS can make a discretionary contribution to the plan that is allocated based on the compensation of eligible employees.
Note 8 — Contingencies
     During the course of an internal investigation, management of NIS found evidence suggesting that certain of its customer’s plan assets were invested in a manner inconsistent with the plan’s authorized investment policy. Management is currently in the discovery stages of its investigation and is assessing the potential impact to the Company and NIS’s level of responsibility. NIS has voluntarily settled with one of its affected customers and there is liability in the amount of approximately $60 which is accrued at September 30, 2008 (unaudited). Due to the uncertainties involved, the Company is unable to reasonably estimate the amount, or range of amounts, of possible additional losses associated with the resolution of this matter beyond what has been recorded. While management cannot estimate the amount, or range of amounts, of potential losses, if any, the maximum exposure regardless of the outcome would be limited to NIS’s professional liability and directors and officers liability insurance policy deductible, which is $500.
     During the nine months ended September 30, 2008, the Company received correspondence demanding payment of fees and disbursements of $670 from counsel who represented the Company in connection with the private placement of the units and listing on the London Stock Exchange AIM Market (“AIM”) in June 2007. The Company is vigorously contesting any liability for these fees and disbursements. Accordingly, no provision has been made in the consolidated financial statements for the invoice. In the event that a liability does arise, the consolidated statement of operations will be unaffected and the fees, if any, would be netted against paid-in capital.
     The Company is from time to time involved in legal matters incidental to the conduct of its business and such matters can involve current and former employees and vendors. Management does not expect these to have a material effect on the Company’s consolidated financial position or results of operations.
Note 9 — Fair Value Measurement
     Effective January 1, 2008, the Company adopted SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. The definition of fair value retains the exchange price notion in earlier definitions of fair value. SFAS 157 clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. The definition focuses on the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price). SFAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. SFAS 157 was amended in February 2008 by FSP FAS 157-1 and FSP FAS 157-2, which delayed the Company’s application of SFAS 157 for nonrecurring nonfinancial assets and liabilities until January 1, 2009. SFAS 157 was further amended in October 2008 by FSP FAS 157-3, which clarifies the application of SFAS 157 to assets participating in inactive markets.
     SFAS 157 describes three levels of inputs that may be used to measure fair value:
     Level 1—Quoted prices in active markets for identical assets or liabilities.
     Level 2—Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Titanium Asset Management Corp.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)
     Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.
     In addition, SFAS 157 requires the Company to disclose the fair value for financial assets on both a recurring and non-recurring basis.
     Those assets which will continue to be measured at fair value on a recurring basis as of September 30, 2008 are as follows:

	Category Used for Fair Value
	Measurement
	Level 1	Level 2	Level 3
		(unaudited)
Assets:
Cash and cash equivalents (1)	$30,574	$—	$—
Securities available for sale:
Corporate Securities	893	—	—

Total	$31,467	$—	$—

(1)	Cash and cash equivalents consist primarily of money market funds.
Note 10 — Earnings per Share
     The Company computes net income per share in accordance with SFAS No. 128, Earnings per Share (“SFAS 128”). SFAS 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income available to common stockholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of the warrants using the treasury stock method, as well as shares of restricted stock because the number of common shares into which they are convertible is contingent on the achievement of a ten-day average share price exceeding the conversion price or a change of control as discussed in the notes to the Company’s consolidated financial statements in the Company’s Registration Statement on Form 10, as amended, under the heading “Note 2—Stockholders’ equity.” For the periods ended September 30, 2008 and September 30, 2007, approximately 613,000 and 720,000 shares, respectively, of outstanding restricted stock have been excluded from the calculation of diluted EPS, in accordance with the contingently issuable shares guidance of SFAS 128, since the ten-day average share price did not exceed the conversion price at any time in the reporting periods. In addition, in periods of net loss, all potential dilutive common shares (the warrants) are excluded from the computation of diluted weighted average shares outstanding, as their inclusion would have an antidilutive effect on net loss per share. As a result of the Company’s net loss for the nine months ended September 30, 2008, the warrants were antidilutive and, therefore, were excluded in the calculation of diluted earnings per share.
     The computation of basic and diluted EPS is as follows:

Titanium Asset Management Corp.
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share and per share amounts)

		Period from
	Nine months	February 2, 2007
	ended	(inception) to
	September 30, 2008	September 30, 2007
	(unaudited)	(unaudited)
Basic EPS:
Net income (loss)	$(3,090)	$659
Weighted average shares outstanding	20,451,502	10,549,370

Basic EPS	$(0.15)	$0.06

Diluted EPS:
Net income (loss)	$(3,090)	$659
Weighted average number of common shares outstanding	20,451,502	10,549,370
Dilutive warrants	—	2,308,563

Dilutive weighted average shares	20,451,502	12,857,933

Diluted EPS	$(0.15)	$0.05
Note 11 — Comprehensive Income (Loss)
     Comprehensive income (loss) at September 30, 2008 and 2007 consists of the following:

	September 30, 2008	September 30, 2007
	(unaudited)	(unaudited)

Net income (loss)	$(3,090)	$659
Unrealized loss on investments	(34)	—

Comprehensive income (loss)	$(3,124)	$659

Note 12 — Subsequent Events
     On November 7, 2008, the Company entered into a Membership Interest Purchase Agreement to purchase all of the membership interests of Boyd Watterson Asset Management, LLC, an Ohio limited liability company (“Boyd”), for $7,500 payable at closing, subject to a working capital and other adjustments. In addition, the Company will make a deferred payment of cash and its common shares based on Boyd’s achievement of certain revenue milestones as of December 31, 2010 of up to a maximum amount of $8,000, according to a schedule set forth in the purchase agreement. The Company also agreed to grant 58,000 shares of its common stock to certain Boyd employees at the closing of the acquisition, one half of which will be vested and the other half of which will vest one year later. The Company further agreed to issue an additional 192,000 fully vested shares of its common stock at the same time it makes the deferred payment. Under certain circumstances, including the delisting of the Company’s common shares from AIM or any such United States securities exchange on which the Company is then listed, the deferred payment will be made entirely in cash.
     The purchase agreement contains customary representations, warranties, covenants and indemnification provisions and is subject to customary closing conditions, including effective employment agreements with specified Boyd employees. It is expected that the closing of the transaction will occur on or around December 31, 2008, subject to the satisfaction or waiver of the conditions set forth in the purchase agreement. Among other termination rights, the purchase agreement may be terminated if the acquisition has not closed by February 28, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q, including particularly the Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by and information currently available to the management of Titanium Asset Management Corp., a Delaware corporation (“we,” “our” or the “Company,” and unless the context indicates otherwise, includes our wholly owned asset management subsidiaries, Wood Asset Management, Inc. (“Wood”), Sovereign Holdings, LLC (“Sovereign”), and National Investment Services, Inc. (“NIS”). Collectively, we refer to Wood, Sovereign and NIS as our subsidiaries.). The outcome of the events described in these forward-looking statements is subject to risks and uncertainties. Actual results and the outcome or timing of certain events may differ significantly from those projected in these forward-looking statements due to market fluctuations that alter our assets under management; termination of investment advisory agreements; loss of key personnel; loss of third-party distribution services; impairment of goodwill and other intangible assets; our inability to compete; market pressure on investment advisory fees; problems experienced in the acquisition or integration of target businesses; changes in law, regulation or tax rates; ineffective management of risk; inadequacy of insurance; changes in interest rates, equity prices, liquidity of global markets and international and regional political conditions; terrorism; changes in monetary and fiscal policy, investor sentiment and availability and cost of capital; technological changes and events; outcome of legal proceedings; changes in currency values, inflation and credit ratings; failure of our systems to properly operate; or actions taken by Clal Finance Ltd. (“Clal”) as our significant stockholder; and factors listed in this Quarterly Report on Form 10-Q and from time to time in our other filings with the Securities and Exchange Commission (“SEC”). For this purpose, statements relating to the acquisition of Boyd Watterson Asset Management, LLC (“Boyd”), integrating the technical and administrative activities of our subsidiaries, earning of incentive fees, amount of future assets under management, acquisitions of additional asset management firms and payment therefor, deferred compensation for the purchase of our subsidiaries and litigation; and any statements using the terms “anticipate,” “appear,” “based on,” “believe,” “can,” “continue,” “could,” “are emerging,” “estimate,” “expect,” “expectation,” “intend,” “may,” “ongoing,” “plan,” “possible” “potential, “predict,” “project,” “should” and “would” or similar words or phrases, or the negatives of those words or phrases, may identify forward-looking statements that involve risks and uncertainties that could cause our actual results and the outcome and timing of certain events to differ materially from those projected or management’s current expectations. By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise.
     The following discussion is designed to provide a better understanding of significant trends related to our financial condition and results of operations. The discussion should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q and in the Registration Statement on Form 10, as amended, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Registration Statement on Form 10, as amended.
Overview
     We were incorporated on February 2, 2007, operating as a special purpose acquisition company with the objective of acquiring one or more operating companies engaged in asset management. On June 21, 2007, we completed a $120,000,000 private placement of 20,000,000 units, each unit consisting of one share of common stock, par value $0.0001, or Common Stock, and one warrant to purchase one share of Common Stock at $4.00 per share, or a Warrant. The proceeds of this private placement, net of costs and working capital (approximately $110,000,000), were held in a trust fund pending approval by our stockholders of business combinations with selected asset management firms that had an aggregate transaction value (cash and other consideration, liabilities assumed and transaction costs) of at least 70.0% of the amount initially held in the trust account.
     Following stockholder approval, on October 1, 2007, we acquired all of the outstanding capital stock of Wood and all of the outstanding membership interests of Sovereign, each an asset management firm. Following a second stockholder approval, on March 31, 2008, we acquired all of the outstanding capital stock of NIS, another asset management firm. With the acquisition of NIS, the aggregate transaction value in the stockholder-approved business combinations exceeded 70.0% of the funds in the trust account. With no further action on our part, we ceased to exist as a special purpose acquisition company and the balance of the funds remaining in the trust fund was released to us.
     On November 7, 2008, we entered into a Membership Interest Purchase Agreement to purchase all of the membership interests of Boyd for $7,500,000 payable at closing, subject to a working capital and other adjustments. In addition, we will make a deferred payment of cash and shares of Common Stock based on Boyd’s achievement of certain revenue milestones as of December 31, 2010, according to a schedule set forth in the Membership Interest Purchase Agreement, up to a maximum amount of $8,000,000. We also agreed to grant 58,000 shares of Common Stock to certain Boyd employees at the closing of the acquisition, one half of which will be vested and the other half of which will vest one year later. We further agreed to issue an additional 192,000 fully vested shares of Common Stock at the same time we make the deferred payment. Founded in 1928, Boyd is based in Cleveland, Ohio, and as of September 30, 2008, had assets under management of approximately $3,000,000,000. Boyd’s client base is largely institutional, but also includes high net worth individuals and, through broker-dealer wrap programs, other individuals. Its under management mainly consist of U.S. fixed income securities and it also manages U.S. and international equities on behalf of its clients. The closing of the purchase is subject to customary closing conditions, including effective employment agreements with specified Boyd employees. It is expected that the closing of the transactions contemplated by the Membership Interest Purchase Agreement will occur on or around December 31, 2008.
     Currently, we are focusing our efforts on completing the Boyd acquisition and integrating the three earlier acquisitions. Our goal in the short-term is to obtain economies of scale by integrating the technical and administrative activities of the three subsidiaries (as well as the Boyd and any future acquisitions), including accounting, information technology, human resources and risk management. Over the long-term, we expect to consolidate the various operations into one asset management business, operating in multiple locations.
     We now derive the preponderance of our operating revenues from investment advisory fees, which, in the case of all subsidiaries, consist of a percentage (or a range of percentages) of the market value of assets under management and vary among security type and investment strategy and even from client to client. We can also earn incentive fees from certain NIS clients, as well as fees at NIS from referring clients to investment vehicles sponsored by Attalus Capital, or Attalus, although we earned no incentive fees in 2007 or the first nine months of 2008. As a result, our operating results from period to period will be substantially influenced by the changes to our subsidiaries’ assets under management and shifts in the distribution of assets under management among types of securities and investment strategies, which bear varying fees. The amount of assets under management will fluctuate based on the investment performance (both absolutely and relative to other investment advisors) that our subsidiaries experience with the accounts under their management, the success of sales and marketing efforts, and the acquisition of additional asset managers and/or management agreements with mutual funds. A material portion of our results will be influenced by fluctuations in world financial markets. Because they comprise the largest part of our assets under management, the performance of U.S. fixed-income securities should have the greatest influence on our results on a long-term basis, although our recent performance has been substantially affected by the negative performance of the U.S. equity markets, which can be expected to affect our performance for the balance of 2008. A significant portion of our expenses, including employee compensation and occupancy, is expected to be fixed and to demonstrate minimal variation. While we expect to generate economies in operational areas, we also expect, in implementing our business strategy, to add to our sales and marketing staff and this is likely to result in a net addition to our expenses.
     Also in the long-term, we intend to acquire additional asset management firms and/or management agreements with mutual funds. We expect to fund any such acquisitions, as we expect to fund the Boyd acquisition, partly from the cash balances that remain from our private placement of units and partly through issuance of additional Common Stock (including through the conversion of our outstanding Warrants), although we may incur bank debt as well.
     Our assets under management are described in the following table:

	September 30, 2008	June 10, 2008	December 31, 2007

Wood(1)	$813	$945	$1,291
Sovereign(2)	1,247	1,327	1,780
NIS(3)(4)	2,778	2,859	—

Total	$4,838	$5,131	$3,077

(1)	The decrease in Wood’s assets under management was primarily the result of two factors — the loss of accounts in the first half of 2008 as a result of the November 2007 death of Gary Wood, Wood’s founder, and, in all periods presented, the negative overall investment performance of equity securities of U.S. issuers with large market capitalizations on which Wood’s portfolio management activities are primarily focused.

(2)	The decrease in Sovereign’s assets under management was primarily the result of the loss of a single institutional account with a value of $355,000,000, in addition to the loss of a number of smaller accounts in the second quarter of 2008 and a further net loss of accounts totaling $68,000,000 in the three months ended September 30, 2008. Market factors had little impact on the change in Sovereign’s assets under management.

(3)	The decrease in NIS’s assets under management for the three months ended September 30, 2008 was primarily the result of $67,000,000 of client withdrawals for benefit payments. As with Sovereign, market factors had little impact on the change in NIS’s assets under management.

(4)	As Attalus is our largest single source of revenues, the performance of Attalus investment strategies (in both absolute terms and relative to other similar investment advisors) is also important to us. Assets managed by Attalus under the terms of our distribution agreement declined from $972,000,000 at June 30, 2008 to $866,000,000 at September 30, 2008, reflecting the negative investment performance of the Attalus vehicles during this period.
     Declines in assets under management directly bear on investment advisory fees since they are a percentage (or range of percentages) of assets under management. Because the percentage is typically higher for equity than for debt, reductions in equity assets under management generally have a greater impact.
Results of Operations
     Consolidated Results of Operations
     Until our acquisitions of Wood and Sovereign on October 1, 2007, our activities were limited to organizing our operations, preparing for and conducting our $120,000,000 offering of units, listing those units on AIM, a market operated by the London Stock Exchange, and identifying and negotiating with potential target operating businesses.
     The following tables set forth information regarding the components of our revenue and expenses for the periods shown.

	Three Months		Three Months
	Ended		Ended
	September 30,	Percent of	September 30,	Percent of
	2008	Fee Income	2007	Fee Income
	(unaudited)		(unaudited)
	(dollars in thousands, except for net income per share data)

Fee income	$3,886	100%	$—	—

Operating expenses:
Administrative	4,978	128%	107	—
Amortization of intangibles	1,093	28%	—	—

Total operating expenses	6,071	156%	107	—

Operating loss	(2,185)	(56%)	(107)	—

Other income (expense)	(81)	(2%)	1,229	—

Income (loss) before taxes	(2,266)	(58%)	1,122	—

Tax (expense) benefit on income (loss)	664	17%	(426)	—

Net income (loss)	$(1,602)	(41%)	$696	—

Net income (loss) per share
basic	$(0.08)	—	$0.06	—

diluted	$(0.08)	—	$0.05	—

     Fee income in the third quarter of 2008 amounted to $3,886,000, and consisted of investment advisory fees of $3,304,000 and referral fees of $582,000. The investment advisory fees earned by Wood, Sovereign and NIS amounted to $990,000, $590,000 and $1,724,000, respectively. The referral fees represent revenues attributable to NIS’s agreement with Attalus. Investment advisory fees are directly tied to assets under management. There were no assets under management of the Company at September 30, 2007 and hence no fee income in the three months ended September 30, 2007, as none of the business combinations had yet been consummated.
     Administrative expenses were $4,978,000 in the third quarter of 2008. These expenses included employee compensation and benefits of $2,727,000; solicitation fees of $77,000; and other operating expenses of $2,040,000 (including professional fees ($1,139,000), travel and entertainment ($81,000), occupancy ($311,000) and research and technology ($467,000)). Administrative expenses were $107,000 in the third quarter of 2007. These expenses substantially consisted of auditor fees of $58,000 and professional fees of $23,000 for services of a consultant as the individuals involved in our organization did not receive any compensation from us until the fourth quarter of 2007. The increases in each such expense between the third quarter of 2007 and the third quarter of 2008 substantially reflect that at September 30, 2007 we were a special purpose acquisition company which had merely completed its initial money-raising phase, whereas at September 30, 2008, we were an operating company with three subsidiaries for the entire three-month period. We continue to seek opportunities to find increased economies of scale within our consolidated group that would lead to a reduction of expenses, in particular, research and technology.
     Goodwill and other intangible assets, net, represented approximately 63% of our total assets at September 30, 2008. Although goodwill is not amortized, amortization of other intangible assets and depreciation (non-cash items) amounted to $1,093,000 in the third quarter of 2008. Because we had not yet effected any acquisitions, there was no goodwill, intangible assets or depreciable assets on our balance sheet at September 30, 2007 and therefore no amortization of intangible assets or depreciation in the third quarter of 2007.

     The operating loss in the third quarter of 2008 was $2,185,000, which was substantially attributable to the $1,093,000 of amortization of the Wood, Sovereign and NIS intangible assets and $915,000 in professional fees incurred in connection with the registration of our Common Stock under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We also accrued $100,000 for year-end performance bonuses. This compares to an operating loss of $107,000 in the third quarter of 2007. The increase in operating loss between the third quarter of 2007 and the third quarter of 2008 substantially reflects that in the third quarter of 2007, we were a special purpose acquisition company which had merely completed its initial money-raising phase, whereas on September 30, 2008, we were an operating company with three subsidiaries for the entire period.
     Other expense amounted to $81,000 during the third quarter of 2008. Included in the net amount were miscellaneous expenses of $126,000 that were partially offset by interest income of $97,000, a recognized loss on available for sale securities of $39,000 and interest expense of $12,000 (primarily interest accretion of our guaranteed deferred payment related to the NIS acquisition). Other income of $1,229,000 in the third quarter of 2007 consisted entirely of interest income. Substantially all of the interest income in the third quarter of 2007 represented interest earned on amounts in the trust fund and, in the third quarter of 2008, on amounts released from the trust fund. Now that we are an operating company, we do not expect that interest income will represent a significant source of our revenue.
     Income tax benefit was $664,000 in the third quarter of 2008, an effective tax rate of 29.3%, on a pre-tax loss of $2,266,000. The $664,000 tax benefit consisted of a federal tax benefit of $728,000 and state tax expense of $64,000. Income tax expense was $426,000 in the third quarter of 2007, an effective tax rate of 38.0%, on pre-tax income of $1,122,000, and was comprised of federal income tax expenses of $359,000 and state tax expenses of $67,000.
     As a result of the factors described above, we had a net loss of $1,602,000 in the third quarter of 2008 and net income of $696,000 in the third quarter of 2007.

			Period from
			February 2,
	Nine Months		2007
	Ended		(inception) to
	September 30,	Percent of	September 30,	Percent of
	2008	Fee Income	2007	Fee Income
	(unaudited)		(unaudited)
	(dollars in thousands, except for net income per share data)

Fee income	$10,592	100%	$—	0%

Operating expenses:
Administrative	10,966	104%	370	0%
Amortization of intangibles	3,095	29%	—	0%
Write off of intangibles	1,792	17%	—	0%

Total operating expenses	15,853	150%	370	0%

Operating loss	(5,261)	(50%)	(370)	0%

Other income	787	8%	1,432	—

Income (loss) before taxes	(4,474)	(42%)	1,062	0%

Tax (expense) benefit on income (loss)	1,384	13%	(403)	0%

Net income (loss)	$(3,090)	(29%)	$659	0%

Net income (loss) per share
basic	$(0.15)		$0.06

diluted	$(0.15)		$0.05

     Fee income in the nine months ended September 30, 2008 amounted to $10,592,000, and consisted of investment advisory fees of $9,359,000 and referral fees of $1,233,000. The investment advisory fees, which are tied to assets under management, reflect nine months of Wood and Sovereign’s operations (investment advisory fees of $3,295,000 and $2,370,000, respectively) and six months of NIS’s operations ($3,694,000). The referral fees represent six months of revenues attributable to NIS’s agreement with Attalus. There were no assets under management of the Company at September 30, 2007 and hence no fee income in the nine months ended September 30, 2007, as none of the business combinations had yet been consummated.
     Administrative expenses were $10,966,000 in the nine months ended September 30, 2008. These expenses included employee compensation and benefits of $6,030,000; solicitation fees of $211,000; and other operating expenses of $4,725,000 (including professional fees ($2,085,000), travel and entertainment ($533,000), occupancy ($635,000) and research and technology ($693,000)). Included in the professional fees were $700,000 of legal fees and $215,000 in accounting expenses related to registration of our Common Stock under the Exchange Act. Administrative expenses were $370,000 from our inception (February 2, 2007) through September 30, 2007. These expenses substantially consisted of the professional fees of $250,000 for services of a consultant as the individuals involved in our organization did not receive any compensation from us until the fourth quarter of 2007. The increases in each such expense between the period from our inception through September 30, 2007 and the nine months ended September 30, 2008 substantially reflect that at September 30, 2007 we were a special purpose acquisition company which had merely completed its initial money-raising phase, whereas at September 30, 2008, we were an operating company with two subsidiaries for the entire nine-month period and one subsidiary for six months.
     Amortization of other intangible assets and depreciation (non-cash items) amounted to $3,095,000 in the nine months ended September 30, 2008. In addition, in the first nine months of 2008 we recorded impairment charges of $1,478,000 related to Wood customer relationship intangible assets and $314,000 related to Sovereign customer relationship intangible assets (a total of $1,792,000). Our board of directors, including its audit committee, determined that the valuation of the customer relationship intangible assets had been impaired by the loss of institutional accounts at Wood and Sovereign. Because we had not yet effected any acquisitions, there was no goodwill, intangible assets or depreciable assets on our balance sheet at September 30, 2007 and therefore no amortization of intangible assets or depreciation in the period from our inception through September 30, 2007.
     Our operating loss in the nine months ended September 30, 2008 was $5,261,000, of which $3,095,000 was substantially attributable to amortization of the Wood, Sovereign and NIS intangible assets and $1,792,000 to impairment charges. The loss also reflects the professional fees related to the registration of our Common Stock under the Exchange Act of $915,000 that we incurred during the period. This compares to an operating loss of $370,000 in the period from our inception through September 30, 2007, a period in which we were a special purpose acquisition company which had merely completed its initial money-raising phase.
     During the nine months ended September 30, 2008, other income amounted to $787,000. This was comprised of interest income of $774,000, miscellaneous income of $66,000, a recognized loss on available for sale securities of $39,000 and interest expense of $14,000. Other income of $1,432,000 in the period from our inception through September 30, 2007 consisted entirely of interest income. Substantially all of the interest income in the period from our inception through September 30, 2007 and the first quarter of 2008 represented interest earned on amounts in the trust fund and, in the balance of the nine months ended September 30, 2008, on amounts released from the trust fund. Now that we are an operating company, we do not expect that interest income will represent a significant source of our revenue.
     Income tax benefit was $1,384,000 in the nine months ended September 30, 2008, an effective tax rate of 31%, on a pre-tax loss of $4,474,000. The $1,384,000 tax benefit consisted of a federal tax benefit of $1,479,000 and state tax expense of $95,000. Income tax expense was $403,000 in the period from our inception through September 30, 2007, an effective tax rate of 38%, on pre-tax income of $1,062,000, and was comprised of federal income tax expenses of $355,000 and state tax expenses of $48,000.
     As a result of the factors described above, we had a net loss of $3,090,000 in the nine months ended September 30, 2008 and net income of $659,000 in the period from our inception through September 30, 2007.
Liquidity and Capital Resources

		Period from February 2,
	Nine Months Ended	2007 (inception) to
	September 30, 2008	September 30, 2007
	(unaudited)	(unaudited)
	(in thousands)

Net cash used in operating activities	$(120)	$(26,295)
Net cash provided by (used in) investing activities	23,323	(55,011)
Net cash provided by (used in) financing activities	(12,017)	106,481
     Operating activities used cash of $120,000 in the nine months ended September 30, 2008, compared to $26,295,000 in the period from our inception through September 30, 2007. In the nine months ended September 30, 2008, we had a net loss of $3,090,000 and non-cash amortization, depreciation and impairment amounted to $4,891,000. Working capital decreased by $42,466,000 in the nine months ended September 30, 2008. The decrease in working capital was primarily attributable to the $31,226,000 in cash used for the NIS acquisition, the

$12,017,000 in cash used for repurchases of shares of Common Stock from stockholders voting against the NIS acquisition and our purchase of investments in available for sale securities of $1,000,000. Additional working capital changes in the nine months ended September 30, 2008 included a $1,531,000 increase in deferred income taxes, a $416,000 increase in prepaid expenses and other assets, a $132,000 increase in accounts payable and a decrease of $228,000 in accrued expenses, deferred revenue and other current liabilities, with these working capital changes being more than offset by an increase of $2,422,000 in accounts receivable. From the period from our inception through September 30, 2007, we had net income of $659,000. Working capital increased in the period from our inception through September 30, 2007 by $51,470,000. The increase is primarily attributable to the cash provided by the issuance of units, less costs associated with the issuance, $110,373,000, and the $55,587,000 held in trust when the cash held in trust was released. We also repurchased shares of our Common Stock for $3,892,000 from our stockholders who voted against our business combination with Wood and Sovereign and elected to have their shares of Common Stock repurchased.
     Investing activities provided cash of $23,323,000 in the nine months ended September 30, 2008, compared to cash used of $55,011,000 in the period from our inception through September 30, 2007. At September 30, 2007, all of the $110,000,000 originally deposited in the trust account following the private placement remained in the trust account with releases in the fourth quarter of 2007 for the Wood and Sovereign acquisitions and in the first quarter of 2008 for the NIS acquisition. During the nine months ended September 30, 2008, $31,226,000 in cash was used in connection with the acquisition of NIS. We also purchased $1,000,000 in available for sale securities. Realized and unrealized losses related to these securities amounted to $39,000 and $34,000, respectively, for the nine months ended September 30, 2008. We also purchased $72,000 of property and equipment during the nine months ended September 30, 2008. From our inception through September 30, 2007, investing activities used cash of $55,011,000 in the acquisitions of Wood and Sovereign.
     Financing activities used cash of $12,017,000 in the nine months ended September 30, 2008, which reflected the repurchase shares of Common Stock as a result of votes by holders of Common Stock against the second business combination (NIS) and simultaneous elections to exercise their repurchase rights. The net cash of $106,481,000 provided by financing activities in the nine months ended September 30, 2007 consisted of $25,000 from our initial capitalization and the proceeds from the $120,000,000 issuance of units, partially offset by the $9,652,000 in expenses associated with the private placement of the units and listing on AIM and the $3,892,000 in Common Stock repurchased.
     Our cash on hand and cash equivalents amounted to $30,574,000 at September 30, 2008. Of that amount, up to $17,900,000 (excluding any payments to SKC) could be necessary to fund additional payments in connection with the acquisitions of our current subsidiaries. As previously described, earn-out payments of up to $4,000,000 and revenue bonuses of up to $2,000,000 are payable if certain conditions in the Wood Agreement are met. Similarly, earn out payments of up to $3,000,000 and revenue bonuses of up to $2,000,000 are payable if certain performance criteria in the Sovereign stock purchase agreement are met. Up to one half of each of these payments are due in November 2009 and November 2011. In addition, we will make certain deferred payments, as set forth below, in 2009 and 2010 after the audits of the 2008 and 2009 financial statements of NIS are completed: (i) a fixed payment of $1,000,000; (ii) a variable payment based upon NIS’s total revenues in each such one year; and (iii) if payments are made under (ii) then an additional payment of 50.0% of any income tax benefits projected to be realized by us as a result of the treatment of the transaction by the parties for tax purposes as a sale of assets. We estimate that the aggregate amount of the deferred consideration for NIS, assuming the maximum variable payments are achieved, would be approximately $6,900,000.
     Under the terms of the Boyd Membership Interest Purchase Agreement, we will pay $7,500,000 at closing, subject to a working capital and other adjustments. In addition, we will make a deferred payment of cash and shares of Common Stock based on Boyd’s achievement of certain revenue milestones as of December 31, 2010 according to a schedule set forth in the Membership Interest Purchase Agreement, up to a maximum amount of $8,000,000. We also agreed to grant 58,000 shares of Common Stock to certain Boyd employees at the closing of the acquisition, one half of which will be vested and the other half of which will vest one year later. We further agreed to issue an additional 192,000 fully vested shares of Common Stock at the same time we make the deferred payment. Under certain circumstances, including the delisting of our Common Stock from AIM, or such United States securities exchange on which we are then listed, the deferred payment will be made entirely in cash.

     Our current level of cash and cash equivalents is also sufficient to fund our ongoing operations and to provide consideration for additional acquisitions. We expect to fund any such acquisitions partly through issuance of additional Common Stock, as with the Boyd acquisition, (including through the conversion of our outstanding Warrants), although we may incur bank debt as well.
     In addition, NIS has a $950,000 line of credit from a financial institution secured by a general business lien, as defined by the agreement. The line of credit is payable on demand and bears interest at the prime rate, which was 7.75% as of September 30, 2007 and 5.0% as of September 30, 2008. There were no outstanding borrowings on the NIS line of credit at September 30, 2008 and September 30, 2007.
Off-Balance Sheet Arrangements
     We have no off-balance sheet arrangements.
Critical Accounting Estimates
     The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates, including those related to the estimated useful life of intangible assets, impairment of goodwill and other intangibles, potential valuation allowance for deferred tax asset and contingencies, particularly litigation. We base our estimates on historical experience of our subsidiaries, independent valuations and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.
     We believe the following critical accounting policies govern the more significant judgments and estimates used in the preparation of its consolidated financial statements:
     Other Intangible Assets Other Than Goodwill. We perform valuations of intangible assets acquired in business acquisitions. Acquired investment advisory agreement intangible assets, trademarks and trade names and non-compete agreements, are being amortized on a straight-line basis over their useful lives consistent with the estimated useful life considerations used in the determination of their fair values of contractual lives. At least annually, on the first day of our fourth quarter we evaluate the remaining useful lives of our intangible assets to determine whether events and circumstances warrant a revision to the remaining period of amortization. If the estimate of an asset’s remaining useful life changes, the remaining carrying amount of the intangible asset would be amortized over the revised remaining useful life. In addition, the remaining unamortized book value of intangibles is reviewed for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“SFAS 144”). The first step of an impairment test under SFAS 144 is a comparison of the future cash flows, undiscounted, to the remaining book value of the intangible. If the future cash flows are insufficient to recover the remaining book value, a fair value of the asset, depending on its size, will be independently or internally determined and compared to the book value to determine if an impairment exists.
     Goodwill. In accordance with SFAS No. 142, Goodwill and Other Intangibles (“SFAS 142”), goodwill is not amortized. We will perform goodwill impairment tests on at least an annual basis, on the first day of our fourth quarter, or whenever events or changes in circumstances indicate that the carrying amount might not be recoverable using the two-step process prescribed in SFAS 142. The first step is to evaluate for potential impairment by comparing the reporting unit’s fair value with its book value. If the first step indicates potential impairment, the required second step allocates the fair value of the reporting unit to its assets and liabilities, including recognized and unrecognized intangibles. If the implied fair value of the reporting unit’s goodwill is lower than its carrying amount, goodwill is impaired and written down to its implied fair value.
     Potential Valuation Allowance for Deferred Tax Asset. Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109, Accounting for Income Taxes. Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. Deferred tax assets are reduced by a valuation allowance when, in our opinion, it is more likely than not that some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.
     Fair Value of Financial Instruments. In accordance with the requirements of SFAS No. 107, Disclosure About Fair Value of Financial Instruments (“SFAS 107”), we estimate fair value amounts using available market information and valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein may not be indicative of the amounts we could realize in a current market exchange or may be different from the value that other person’s would have attributed to the asset in accordance with SFAS 107. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.
     Contingencies and Litigation. Litigation outcomes and similar contingencies are often difficult to predict and often are resolved over long periods of time. Estimating probable losses requires the analysis of multiple possible outcomes that often depend on judgments regarding potential actions by third parties. We record loss contingencies as liabilities in the consolidated financial statements when: (1) it is probable or known that a liability has been incurred and (2) the amount of the loss is reasonably estimable. If the reasonable estimate of the loss is a range and no amount within the range is a better estimate, the minimum amount of the range is recorded as a liability. So long as we believe that a loss in litigation is not probable, then no liability will be recorded.
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure financial assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS 157 applies whenever other standards require assets or liabilities to be measured at fair value. SFAS 157 is effective in fiscal years beginning after November 15, 2007. We implemented SFAS 157 as of January 1, 2008. SFAS 157 was amended in February 2008 by FASB Staff Position (“FSP”) FAS No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions, and by FSP FAS No. 157-2, Effective Date of FASB Statement No. 157, which delayed the Company’s application of SFAS 157 for nonrecurring nonfinancial assets and liabilities until January 1, 2009. SFAS 157 was further amended in October 2008 by FSP FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS 157 to assets participating in inactive markets. Implementation of SFAS 157 did not have a material effect on our consolidated results of operations or financial position and had no effect on our existing fair value measurement practices.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 allows companies to measure at fair value most financial assets and liabilities that are currently required to be measured in a different manner, such as based on their carrying amount. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We have not elected the fair value option for any of our assets or liabilities.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 141(R) will change how business acquisitions are accounted for and SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141(R) and SFAS 160 are effective for fiscal years beginning on or after December 15, 2008 (January 1, 2009 for us). We have not yet determined the effect, if any, that the adoption of SFAS 141(R) will have on our consolidated financial position or results of operations.

     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 amends and expands disclosures about derivative instruments and hedging activities. SFAS 161 requires qualitative disclosures about the objectives and strategies of derivative instruments, quantitative disclosures about the fair value amounts of and gains and losses on derivative instruments, and disclosures of credit risk related contingent features in hedging activities. SFAS 161 is effective for fiscal years beginning after November 15, 2008 and will be effective for us in fiscal year 2009. Early adoption is prohibited; however, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. We have not yet determined the effect, if any, that the adoption of this standard will have on our consolidated financial position or results of operations.
     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements for non-governmental entities that are presented in conformity with accounting principles generally accepted in the United States of America. SFAS 162 will be effective 60 days after the SEC approves the Public Company Accounting Oversight Board’s amendments to AU Section 411. We do not anticipate the adoption of SFAS 162 will have an impact to our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Not applicable.

Item 4T. Controls and Procedures
     Evaluation of disclosure controls and procedures. As reported in our Current Report on Form 8-K dated October 31, 2008, we had to record impairment charges aggregating $1,792,000 with respect to the Wood and Sovereign customer relationship intangible assets in the quarter ended June 30, 2008, which required us to restate our unaudited financial statements at and for the six-month period ended June 30, 2008. The delayed identification of this impairment and resulting requirement to restate revealed a material weakness in our internal control over our financial reporting and procedures with respect to accounting for other intangible assets arising from our various acquisitions and the determination of impairment of these assets. As required by Exchange Act Rules 13a-15(b) or 15d-15(b) in connection with this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have evaluated our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and have concluded that as a result of this material weakness, our disclosure controls and procedures were not effective as of the end of the period covered by this report to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
     Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the third quarter of fiscal year 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     On June 24, 2008, we received correspondence from our former counsel, Mintz, Levin, Cohn, Ferris, Glovsky and Popeo P.C., demanding payment of fees and disbursements of approximately $670,000. We are contesting any liability for these fees and disbursements.
Item 1A. Risk Factors
     Not applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     There have been no equity securities of the Company sold without registration during the third quarter of 2008. There have also been no equity securities repurchased during the third quarter of 2008.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     In lieu of the Company holding an annual meeting of stockholders, on September 9, 2008, stockholders of the Company holding an aggregate of 10,991,758 shares of the Company’s Common Stock and restricted stock (representing more than a majority of the voting stock), elected the following directors by written consent: Nigel Wightman, Robert Kelly, Avigdor Kaplan, Yehoshua Abramovich, T. Raymond Suplee and Thomas Hamilton. Such written consent also approved the form indemnification agreement to be entered into by the Company and members of the board of directors and certain officers of the Company.
Item 5. Other Information
     On November 10, 2008, the Company issued a regulatory announcement to the London Stock Exchange AIM Market, in which its shares of Common Stock are listed, with respect to its results for the quarter ended September 30, 2008, pursuant to AIM rules. This announcement is attached as Exhibit 99.1 to this Quarterly Report on Form 10-Q. The information in this Item 5, including Exhibit 99.1, is being furnished to the SEC. It shall not be deemed “filed” for any purpose, including for the purpose of Section 18 of the Exchange Act, and shall not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, regardless of any general incorporation language in any such filing. Although the financial information furnished to AIM pursuant to the regulatory announcement does not differ materially, except as noted in the reconciliation below, from that contained in this Quarterly Report on Form 10-Q, this Quarterly Report on Form 10-Q is more complete and should be referred to in lieu of such regulatory announcement.
     The regulatory announcement includes information as to earnings before interest, taxes, depreciation and amortization, or EBITDA. This measure is not in accordance with, or an alternative to, GAAP. Non-GAAP financial measures are not standardized; therefore, it may not be possible to compare EBITDA with other companies’ non-GAAP financial measures having the same or similar name. The Company’s management believes that references to EBITDA, when viewed with its GAAP results, provides useful information to management, analysts, current and potential stockholders and other parties regarding certain additional fiscal and business trends relating to its results of operations and financial condition. Non-GAAP financial measures should not be relied upon without considering the GAAP financial measures. Investors should review the Company’s consolidated financial statements and SEC publicly filed reports in their entirety and not rely on any single financial measure.

     The following is a tabular reconciliation (in thousands) of the non-GAPP financial measure, EBITDA, including a reconciliation to GAAP net income, which the Company believes to be the most directly comparable GAAP financial measure.

	Three Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2008
	(unaudited)	(unaudited)

Net loss	$(1,602)	$(3,090)
Income tax benefit	(664)	(1,384)
Interest expense	12	14
Depreciation and amortization	1,094	4,888

Earnings before interest, taxes, depreciation and amortization	(1,160)*	428

*	Incorrectly reported in the regulatory announcement as $1,091.
Item 6. Exhibits

Exhibit Number	Description
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Regulatory Announcement to London Stock Exchange AIM Market

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TITANIUM ASSET MANAGEMENT CORP.
November 13, 2008	By:	/s/ Nigel Wightman
		Name:	Nigel Wightman
		Title:	Chairman and Chief Executive Officer

November 13, 2008	By:	/s/ Larry Haslee
		Name:	Larry Haslee
		Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Regulatory Announcement to London Stock Exchange AIM Market