Form 10-K
period 2008-12-31
Titanium Asset Management Corp
filed 2009-03-31
CIK 1407161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to
Commission File Number: 000-53352
Titanium Asset Management Corp.
(Exact name of Registrant as specified in its charter)

Delaware	20-8444031
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

777 E. Wisconsin Avenue, Milwaukee, Wisconsin	53202-5310
(Address of principal executive offices)	(Zip Code)
(414) 765-1980
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.0001
(Title of Class)
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐      No ☑
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of June 30, 2008, the last business day of Registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of Registrant’s common stock held by non-affiliates of Registrant (based upon the closing mid-market price of such shares on AIM) was approximately $45,461,000. Shares of Registrant’s common stock held by the Registrant’s executive officers and directors and by each entity that owns 5% or more of Registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. (The aggregate market value excludes restricted stock for which there is no market.)
At March 20, 2009, there were 20,509,502 shares of Registrant’s common stock and 612,716 shares of restricted stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Definitive Proxy Statement for the Company’s 2009 Annual Meeting of Stockholders — Part III of this Form 10-K

-i-

FORWARD LOOKING STATEMENT
     This Annual Report on Form 10-K, including particularly the Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by and information currently available to the management of Titanium Asset Management Corp., a Delaware corporation (referred to as “we,” “our” or the “Company,” and, unless the context indicates otherwise, includes our wholly owned asset management subsidiaries, Wood Asset Management, Inc., or Wood, Sovereign Holdings, LLC, or Sovereign, National Investment Services, Inc., or NIS, and Boyd Watterson Asset Management, LLC, or Boyd. We refer to Wood, Sovereign, NIS and Boyd collectively as our subsidiaries. The outcome of the events described in these forward-looking statements is subject to risks and uncertainties. Actual results and the outcome or timing of certain events may differ significantly from those projected in these forward-looking statements due to market fluctuations that alter our assets under management; termination of investment advisory agreements; loss of key personnel; loss of third-party distribution services; impairment of goodwill and other intangible assets; our inability to compete; market pressure on investment advisory fees; problems experienced in the acquisition or integration of target businesses; changes in law, regulation or tax rates; ineffective management of risk; inadequacy of insurance; changes in interest rates, equity prices, liquidity of global markets and international and regional political conditions; terrorism; changes in monetary and fiscal policy, investor sentiment and availability and cost of capital; technological changes and events; outcome of legal proceedings; changes in currency values, inflation and credit ratings; failure of our systems to properly operate; or actions taken by Clal Finance Ltd., or Clal, as our significant stockholder; and other factors listed in this Annual Report on Form 10-K and from time to time in our other filings with the Securities and Exchange Commission, or the Commission. For this purpose, statements relating to integrating the operational, administrative and sales activities of our subsidiaries, earning of incentive fees, amount of future assets under management, acquisitions of additional asset management firms and payment therefor, payment of deferred consideration for the purchase of our subsidiaries and anticipated levels of future revenues, expenses or earnings, among other things; any statements using the terms “aim,” “anticipate,” “appear,” “based on,” “believe,” “can,” “continue,” “could,” “are emerging,” “estimate,” “expect,” “expectation,” “intend,” “may,” “ongoing,” “plan,” “possible” “potential, “predict,” “project,” “should” and “would” or similar words or phrases, or the negatives of those words or phrases; or discussions of strategy, plans, objectives or goals, may identify forward-looking statements that involve risks, uncertainties and other factors that could cause our actual results, financial condition and the outcome and timing of certain events to differ materially from those projected or management’s current expectations. By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise.
PART I
Item 1. Business
Company Background
     We were incorporated in Delaware on February 2, 2007, operating as a special purpose acquisition company. Our objective was to acquire one or more operating companies engaged in asset management.
     On June 21, 2007, we completed a $120,000,000 private placement of units consisting of one share of our common stock, par value $0.0001 per share, or Common Stock, and one warrant to purchase one share of Common Stock at $4.00 per share, or a Warrant. Clal, a publicly traded financial institution in Israel, became the holder of approximately 44.1% of our Common Stock (42.8% of our voting stock) at that time as a result of the private placement. Clal subsequently acquired more than a majority of our Common Stock (49.8% of our voting stock) on May 1, 2008 when it purchased additional outstanding shares of Common Stock from another stockholder.
     The Common Stock and the Warrants were also admitted to trading on AIM, a market operated by the London Stock Exchange, on June 21, 2007. Each company admitted to listing on AIM is required to have a Nominated Advisor, or Nomad, who is responsible for, among other things, advising the company on its responsibilities under the AIM rules for companies. Seymour Pierce Limited serves as our Nomad.

     As described more fully below, we used a substantial portion of the proceeds of the private placement to acquire four asset management firms and became an operating company. At December 31, 2008, through these subsidiaries we had approximately $7.6 billion of assets under management. For managing these assets our subsidiaries receive investment advisory fees calculated as a percentage (or range of percentages) of the market value of the assets under management. Such fees constitute the preponderance of our consolidated revenues.
The Acquisitions
     The Wood Agreement
     We purchased all of the outstanding capital stock of Wood on October 1, 2007 pursuant to an acquisition agreement with Wood and its stockholders dated September 5, 2007, or the Wood Agreement. The total initial purchase price for the outstanding capital stock of Wood was $27,500,000 in cash and 727,273 shares of our Common Stock (valued at $4,000,000).
     As of December 31, 2008, the Wood Agreement calls for up to three additional payments totaling $5,000,000 to be paid to Gary Wood’s estate if certain performance criteria are met. Specifically, the Wood Agreement calls for a payment of up to $2,000,000 payable by November 23, 2009, if the assets under management of Wood exceed $1.5 billion on September 30, 2009. In addition, the Wood Agreement calls for a payment of up to $2,000,000 payable on November 22, 2011, if the assets under management of Wood exceed $1.5 billion on September 30, 2011. Each of these payments would be prorated if the assets under management of Wood are less than $1.5 billion. At December 31, 2008, the assets under management of Wood were $0.7 billion. At our option, up to 50% of each of these payments may be paid in shares of our Common Stock (valued on the day preceding each payment). The Wood Agreement also provides a revenue bonus of $1,000,000 payable by February 24, 2011 if the net advisory fee revenue of Wood for the year ending December 31, 2010 exceeds $12,500,000. For the year ended December 31, 2008, the net advisory fee revenue of Wood was $4,149,000.
     The Sovereign Agreement
     We also purchased all of the outstanding membership interests of Sovereign on October 1, 2007 pursuant to an acquisition agreement dated September 5, 2007 with Sovereign, its sole member JARE, Inc., or JARE, and the owners of JARE, or the Sovereign Agreement. The total initial purchase price for the outstanding membership interests of Sovereign was $4,500,000 in cash and 181,818 shares of our Common Stock (valued at $1,000,000).
     As of December 31, 2008, the Sovereign Agreement calls for up to four additional payments totaling $5,000,000 to be paid to JARE if certain performance criteria are met. Specifically, the Sovereign Agreement calls for a payment of up to $1,500,000 payable by November 23, 2009 if the assets under management of Sovereign exceed $1.9 billion on September 30, 2009. In addition, the Sovereign Agreement calls for a payment of up to $1,500,000 payable on November 22, 2011 if the assets under management of Sovereign exceed $1.9 billion on September 30, 2011. Each of these payments would be prorated if the assets under management of Sovereign are less than $1.9 billion. At December 31, 2008, the assets under management of Sovereign were $1.2 billion. At our option, up to 50% of each of these payments may be paid in shares of our Common Stock (valued on the day preceding each payment). The Sovereign Agreement also provides a revenue bonus of $1,000,000 payable by November 20, 2009 if the net advisory fee revenue of Sovereign for the twelve months ending September 30, 2009 exceeds $5,000,000. In addition, the Sovereign Agreement provides a revenue bonus of $1,000,000 payable by November 20, 2010 if the net advisory fee revenue of Sovereign for the twelve months ending September 30, 2010 exceeds $6,500,000. For the year ended December 31, 2008, the net advisory fee revenue of Sovereign was $2,687,000.
     The NIS Agreement
     On March 31, 2008, we purchased all of the outstanding capital stock of NIS pursuant to an acquisition agreement dated February 28, 2009 with NIS, NIS Holdings Inc. and the stockholders of NIS Holdings Inc., or the NIS Agreement. The initial purchase price for all of the outstanding capital stock of NIS was approximately $29,684,000 in cash, subject to a closing equity adjustment, and two deferred payments of $1,000,000 due

March 31, 2009 and March 31, 2010. The closing equity adjustment resulted in a $355,000 reduction in the purchase price that is being offset against the payment due March 31, 2009.
     In addition, as of December 31, 2008, the NIS Agreement provides for an additional payment of up to approximately $2,500,000 if certain revenue criteria are met. The amount of the additional payment is based on NIS’s revenue for the year ending December 31, 2009. The additional payment is $2,000,000 if revenues are $12,000,000 and is reduced to zero on a pro rata basis if revenues do not exceed $11,000,000 and is increased to a maximum of $2,166,667 on a pro rata basis if revenues are between $12,000,000 and $13,000,000. These amounts are further adjusted by an amount equal to 50% of the calculated net value of the income tax benefits to be received by us from the payment. For the year ended December 31, 2008, the total revenue of NIS was $10,493,000. At our option, up to 50% of this payment may be paid in shares of our Common Stock (valued at the average price per share of Common Stock over a 30-day trading period preceding the payment date).
     The Boyd Agreement
     On December 31, 2008, we purchased all of the outstanding membership interests in Boyd pursuant to a purchase agreement dated November 7, 2008 with BWAM Holdings, LLC, Boyd, and the common members and, for limited purposes, the preferred members of BWAM Holdings, LLC, or the Boyd Agreement. The total initial purchase price for the outstanding membership interests of Boyd was $7,500,000 in cash, which was paid January 2, 2009, and 192,000 shares of our Common Stock (valued at $960,000 based on the closing price of the Company’s Common Stock on December 31, 2008), that will be issued to the sellers in 2011. The purchase price is subject to a post-closing adjustment for working capital.
     The Boyd Agreement calls for an additional payment based on Boyd’s revenue run rate, as defined in the Boyd Agreement, as of December 31, 2010. The payment amount ranges from an additional $1,000,000 at a revenue run rate of $6,250,001 up to a maximum amount of $8,000,000 at a revenue run rate in excess of $8,000,000. This additional payment will be paid 65% in cash and 35% in shares of our Common Stock (valued at the average price per share of Common Stock over a 30-day trading period preceding the payment date). At December 31, 2008, the revenue run rate for Boyd was approximately $5,600,000.
Our Subsidiaries
     Our goal in making these acquisitions was to assemble a group of asset managers with solid long-term track records that also had differing specialties and diverse types and sources of clients. The intended outcome was to create a core asset management business that offered expertise in both equity and fixed-income securities and had a client base that extended from individuals to a range of institutional investors, as well as solid sub-advisory and referral arrangements with a variety of broker-dealers.
     Wood, located in Sarasota, Florida, was founded by Gary Wood in 1994. Wood’s portfolio management activities have primarily focused on providing investment strategies for equity securities, particularly the equity securities of U.S. issuers with large market capitalizations. Its client base is primarily comprised of individual investors, including high net worth investors, and it primarily relies on broker-dealer agreements (both sub-advisory and referral) as a source of clients.
     Sovereign, located in Charlotte, North Carolina, traces its operations back to 1987 when InterState Johnson Lane, a broker-dealer and New York Stock Exchange member firm, created an investment advisory unit, Sovereign Advisers. Sovereign’s portfolio management activities have primarily focused on providing investment strategies for fixed-income securities, particularly investment-grade debt of U.S. issuers. It has a diversified client base of individual and institutional investors and primarily relies on sub-advisory agreements with broker-dealers as a source of its clients.
     NIS, headquartered in Milwaukee, Wisconsin, was incorporated by, among others, Robert Kelly and Robert Siefert in 1993. Similar to Sovereign, NIS is best-known for providing investment strategies for fixed-income securities. However, its client base is substantially comprised of institutional investors, mainly Taft-Hartley plans

(i.e., union sponsored pension plans and health and welfare plans), and it does not rely on arrangements with broker-dealers as a source of clients.
     Boyd, located in Cleveland, Ohio, was founded in 1928. Boyd’s portfolio management services have primarily focused on fixed-income, equity and customized products. Its client base is comprised of institutional investors, with an emphasis on state and municipal entities, and individual investors, including high net worth investors. Boyd relies on sub-advisory arrangements with broker-dealers as a source of its clients.
     Although we believe the acquisitions of Wood, Sovereign, NIS and Boyd substantially create the core asset management business that was our initial goal, we intend to further expand our asset management business, either through the acquisition of specialist asset management firms that will expand the investment strategies we can offer or more broadly oriented firms that will add to the general level of assets being managed under equity and fixed-income strategies similar to those currently in place. We may also expand our assets under management by obtaining the assignment of management agreements with mutual funds.
     We expect to fund such acquisitions partly from the cash balances that remain from our private placement of units and partly through issuance of additional shares of our Common Stock (including through the conversion of our outstanding Warrants), although we may incur bank debt as well.
     Our goal in the short term, is to obtain economies of scale by integrating the operational, administrative and sales activities of the subsidiaries (and any future acquisitions), including accounting, information technology, human resources and risk management. Over the longer term, we expect to consolidate the various operations into one asset management business, operating in multiple locations.
Principal Products and Services
     Our Investment Strategies
     Our current range of investment strategies is set forth in the table below:

Wood	Sovereign	NIS	Boyd
U.S. Relative Value Equity U.S. Core Equity Balanced Quantitative Strategies	Enhanced Cash Fixed Income
Limited Duration Fixed            Income
Intermediate Taxable Fixed      Income
Intermediate Municipal Fixed       Income
Core Fixed Income
Total Return Fixed Income
Diversified Fixed Income      Strategy
Managed Fixed Income Solution	Short Duration Fixed Income
Intermediate Fixed Income
Intermediate Plus Fixed Income
Intermediate Aggregate Fixed Income
Aggregate Core Fixed Income
Aggregate Core Plus Fixed Income
Fixed Income Arbitrage Fund
Preferred Stock Funds
Immunized/Liability Matching Fixed      Income
Fixed Income Transition Management
Multi-Strategy Fund
Long-Short Equity Fund
All Cap International Growth Equity	Short-Term Fixed Income
High Quality Intermediate      Fixed Income
Intermediate Fixed Income
High Quality Core Fixed      Income
Total Return Core Fixed      Income
Disciplined Core Fixed Income Ultra Enhanced Core Fixed      Income
U.S. Equities
Balanced
International Equities
     Wood’s U.S. Relative Value Equity and U.S. Core Equity strategies are based on a combination of internally generated research and third-party analysis (largely provided by broker-dealers); the investment process uses both “top down” macroeconomic analysis and “bottom up” company research. The U.S. Relative Value Equity strategy is benchmarked against the Russell 1000 Value Index and the U.S. Core Equity Strategy against the S&P 500 Index. Wood’s Quantitative Strategies is based upon internally conducted quantitative research that seeks to forecast relative returns from different markets and from investment styles (for example, value versus growth). All accounts implementing the Quantitative Strategies are currently benchmarked against the Russell 3000 Index.

     Both the Sovereign and NIS range of strategies have been developed to provide accounts with different maturities and qualities of credit within the fixed-income markets, as well as taxable and non-taxable securities. Each of Sovereign and NIS use both internal and third-party research in their investment processes. There are some differences in their approaches to constructing portfolios. For example, Sovereign will actively manage the average maturity (duration) of client holdings in certain of its strategies, while NIS uses little duration management. NIS uses a dedicated high-yield component (sub-advised by Stone Harbor Investment Partners, or Stone Harbor, as discussed below) within its Aggregate Core Plus Fixed Income strategy.
     Sovereign and NIS use a range of benchmarks, reflecting the characteristics of each strategy. For example, the NIS Aggregate Core Fixed Income and Aggregate Core Plus Fixed Income strategies are measured against the Barclay’s Aggregate Index.
     Boyd has developed a number of fixed-income strategies for its clients. These strategies are designed to offer clients the opportunity to tailor their specific risk and return preferences to Boyd product offerings. In general, Boyd offers strategies that center around core mandates that are benchmarked to the Barclay’s Aggregate Bond Index, intermediate mandates that center on the Barclay’s Intermediate Government and Credit Index and shorter term mandates with custom benchmarks.
     Portfolios are managed to models and risk management procedures are implemented to detect variances between portfolios. Additionally, portfolios are tested against numerous market scenarios.
     The benchmarks chosen are those that our subsidiaries believe best reflect the characteristics of each investment strategy. They are also typically the benchmarks most familiar to our clients, or to the consultants or advisors to our clients. For example, the Russell 1000 Value Index is the benchmark commonly used by clients when selecting a manager for a large cap value strategy such as that offered by Wood.
     Unlike vehicles—such as mutual funds—in which clients’ assets are pooled, each subsidiary generally manages its client accounts on an individualized basis. Portfolios within the same investment strategy may differ with regard to specific holdings, but maintain similar goals and objectives. In addition, restrictions and other guidelines that clients may place on their accounts will result in differences in the securities held in similar accounts. Therefore, accounts with similar strategies will not perform identically.
     NIS, however, offers membership interests in five limited liability companies to which it acts as the managing member and shares in one Cayman Islands exempted company to which it is the investment advisor. These portfolios include high-yield fixed-income corporate securities; U.S. government, corporate and mortgage-backed securities; and U.S. corporate preferred stocks and preferred-like income securities. NIS has a sub-advisory agreement with Stone Harbor under which Stone Harbor manages the high-yield fixed-income corporate securities component of NIS’s Aggregate Core Plus Fixed Income strategy.
     NIS has also entered into a sub-advisory agreement with Mastholm Asset Management, LLC, or Mastholm, under which Mastholm is to provide sub-advisory services to an international equity growth fund which NIS will launch. NIS also has a separate sub-advisory agreement with Mastholm for management of segregated client accounts. To date, no funds have yet been raised under the former agreement, nor clients acquired under the latter agreement.
     Other Investment Strategies
     NIS has a referral arrangement with Attalus Capital, or Attalus, whereby NIS refers investors to investment vehicles sponsored by Attalus and in turn receives a referral fee equal to a percentage of the fees received by Attalus from the new clients. In 2008, fees generated from the referral arrangement with Attalus represented $1,799,000, or approximately 12% of our total consolidated revenue. The referral arrangement has a term of three years from December 1, 2006, unless earlier terminated for breach of any representation, warranty or covenant contained therein, and is subject to renewal. If the referral agreement is not renewed, NIS remains entitled to its compensation for so long as each referred client remains a client of Attalus.

     On April 28, 2008, the Irish Financial Regulatory Authority approved the launch of the Plurima Titanium U.S. Equity Fund, a sub-fund of the Dublin-based Plurima Funds mutual funds complex, to which Wood has served as investment advisor from the date of its launch on July 1, 2008. In March 2009, we determined that additional investments from other parties into the Plurima Titanium U.S. Equity Fund were likely not to be forthcoming. As a result, our board decided to commence actions to liquidate our investment in the commingled stock fund.
Our Clients
     Our subsidiaries’ combined assets under management at December 31, 2008 were approximately $7.6 billion, which consisted of $0.7 billion for 1,112 clients under Wood’s management, $1.2 billion for 945 clients under Sovereign’s management, $2.9 billion for 113 clients under NIS’s management and $2.9 billion for 945 clients under Boyd’s management.
     Our percentage of assets under management and number of clients by type of client for each subsidiary as of December 31, 2008 are set forth in the table below:

	Wood(1)		Sovereign		NIS		Boyd
	Percentage		Percentage of		Percentage		Percentage	Percentage
	of Total	Percentage of	Total	Percentage of	of Total	Percentage of	of Total	of Assets
	Number of	Assets Under	Number of	Assets Under	Number of	Assets Under	Number of	Under
Client Type	Clients	Management	Clients	Management	Clients	Management	Clients	Management
Individuals (other than high net-worth individuals)	55	27	62	17	—	—	67	6

High net-worth individuals	31	18	22	38	—	—	9	11

Banking and thrift institutions	*	1	—	—	—	—	—	—

Pension and profit sharing plans (other than plan participations)	4	31	4	4	51	57	5	13

Other pooled investment vehicles (e.g., hedge funds)	—	—	—	—	3	1	*	1

Charitable organizations	3	5	5	7	12	17	4	6

Corporations or other businesses not listed above	4	5	7	34	—	—	12	23

State or municipal government entities	2	14	1	1	2	1	3	40

Taft-Hartley health and welfare plans	*	*	—	—	32	24	—	—

*	Less than 1.0%

(1)	Prior to our acquisition of NIS, it offered Wood’s U.S. Relative Value Equity product to its clients through a sub-advisory relationship. In this table, those assets are attributed to Wood.

     Our asset management services are typically delivered pursuant to investment advisory agreements entered into between each subsidiary and its clients. The nature of these agreements, the notice periods and the billing cycles vary depending on the nature and the source of each client relationship.
     In the case of Wood, the investment advisory agreement for each separately managed client provides for continuous services, but the agreement may be terminated by either Wood or the client at any time on written notice. Fees are calculated as a percentage (or range of percentages) of the market value of assets under management and are paid at the beginning of each quarter based on the value of the cash and securities under management at the end of the preceding quarter.
     Wood also provides asset management services in conjunction with other investment advisors or with broker-dealers. Wood participates in a number of “wrap” programs sponsored by broker-dealers. Wrap programs generally permit investors whose accounts otherwise would not have sufficient assets to warrant a separate account managed by an investment advisor to obtain specialized treatment. The client enters into an investment advisory agreement with the broker-dealer sponsor, who collects the fee; the sponsor then enters into sub-advisory agreements with a range of specialist investment advisors to manage the assets and to which it pays part of the fee. In the case of Wood, the three largest wrap sub-advisory agreements (shown in the table below) can all be terminated with 30 days’ notice and pay fees quarterly in advance.
     In addition to wrap programs, Wood also has a number of “dual contract” relationships with broker-dealers under which clients execute an agreement with Wood for investment advisory services while simultaneously executing an agreement with the broker-dealer for custody, execution and client relationship services. While the practical operation of these accounts is similar to a wrap program, a dual contract relationship means that Wood collects a fee directly from the client and, as with separately managed client accounts, the investment advisory agreement may be terminated by Wood or the client at any time on written notice. Wood manages additional institutional clients under a sub-advisory contract with NIS. There is also a further institutional investment advisory agreement to which both Wood and NIS are parties. Fees on these agreements are collected paid quarterly in arrears. The notice periods for these agreements vary from immediate notice to 30 days and are required to be in writing. For the purposes of the table above, each client in a wrap program, under dual contract or sub-advised on behalf of NIS, is counted as one client.
     A final type of relationship is one under which Wood provides a model portfolio to a broker-dealer, but is not responsible for managing underlying individual accounts. Wood has two such relationships and is paid a fee quarterly in advance based upon the assets that the broker-dealer manages using the model portfolio. The notice period is between seven and 30 days and notices are required to be in writing. For the purpose of the table above, these are treated as two clients.
     Wood earned investment advisory fees of $4,149,000 in 2008 and $6,511,000 in 2007, of which $1,102,000 in 2008 and $1,781,000 in 2007 was attributable to sub-advisory agreements under wrap programs.
     In the case of Sovereign, the investment advisory agreements with each separately managed client generally provides for termination by either Sovereign or the client on 30 days’ written notice. Fees are calculated as a percentage (or range of percentages) of the market value of assets under management and are generally paid at the beginning of each quarter based on the value of the cash and securities under management at the end of the preceding quarter, although a few clients pay fees in arrears. Sovereign has both single contract wrap relationships with a number of broker-dealer sponsors, as well as dual contract relationships with clients and broker-dealers. The major broker-dealer relationships are set out in the table below. Fees for both types of relationships are typically collected quarterly in advance and notice periods are typically 30 days.
     Sovereign earned investment advisory fees of $2,687,000 in 2008 and $3,615,000 in 2007, of which $1,367,000 in 2008 and $2,182,000 in 2007 was attributable to sub-advisory fees under wrap programs.
     In the case of NIS, the investment advisory agreement with each client provides for initial services for a one-year period and quarterly services thereafter. The investment advisory agreement may be terminated after the one-year period by either NIS or the client on 30 days’ written notice. Fees are calculated as a percentage (or range of percentages) of the market value of assets under management and are paid at the end of each quarter based on the value of the cash and securities under management at the end of that quarter. NIS earned investment advisory fees of $7,537,000 in 2008 and $7,876,000 in 2007. It paid $129,000 to its sub-advisors in 2008 and $182,000 in 2007 (such sub-advisor payments exclude payments to Wood).
     Also, NIS may earn incentive fees from the limited liability companies to which it is the managing member and a Cayman Island exempted company to which it acts as investment advisor. Incentive fee arrangements generally entitle NIS to participate, on a fixed-percentage basis, in the net profits earned by these managed companies. NIS’s participation percentage is multiplied by the net profits earned to determine the amount of the incentive fee. If losses are incurred, the losses are netted against net profits before NIS is eligible to participate in any incentive fees. Incentive fees, if any, are calculated and paid on an annual basis. NIS earned $518,000 of such fees in 2008.
     In the case of Boyd, the investment advisory agreements for each separately managed client provide for continuous services, but the agreement may be terminated by either Boyd or the client at any time on written notice. Fees are calculated as a percentage (or range of percentages) of the market value of the assets under management. Typically, although not always, fees are charged on a quarterly basis and vary as to whether they are paid in advance or in arrears based on the particular agreement.
     Boyd has been retained as a sub-advisor on several wrap programs sponsored by broker-dealers under similar arrangements as those with Wood and Sovereign. Boyd has both single contract wrap relationships with a number of broker-dealer sponsors, as well as dual contract relationships with clients and broker-dealers. The major broker-dealer relationships are set out in the table below. Fees for both types of relationships are typically collected quarterly in advance and notice periods are typically 30 days.
     Boyd earned investment advisory fees of $5,898,000 in 2008, of which $938,000 was attributable to sub-advisory agreements under wrap programs.
     In general, the percentages paid as fees based on assets under management are higher for equity investment strategies than for fixed-income strategies.
Distribution and Marketing
     Broker-Dealer Relationships
     As described above under “Our Clients,” Wood, Sovereign and Boyd have a number of important relationships with broker-dealers. The material relationships as of December 31, 2008 under which each of Wood, Sovereign and Boyd derived revenues are set forth in the table below:

WOOD	SOVEREIGN	BOYD
Wrap Programs:	Wrap Programs:	Wrap Programs:

▪ RBC Dain Raucher	▪ Raymond James Financial Services Inc.	▪ Edward Jones & Co.
▪ Raymond James Financial Services Inc.	▪ Lockwood Advisors Inc.	▪ Morgan Stanley and Co. Incorporated
▪ Envestnet Asset Management Inc.	▪ UVEST Investment Services Group	▪ Advisor Port Inc.
	▪ Optimum Investment Advisors Inc.	▪ Fund Quest Incorporated
	▪ NBC Securities	▪ First Global Advisors Inc.
▪ ARIS Corporation of America
▪ Stifel Nicholas & Company Incorporated
▪ Mid Atlantic Financial Management Inc.
▪ Envestnet Asset Management Inc.

WOOD	SOVEREIGN	BOYD
Dual Contracts:	Dual Contracts:	Dual Contracts:

▪ Morgan Keegan	▪ American Securities Group Inc.	▪ Merrill Lynch & Co.
▪ Wachovia	▪ Essex Financial Services Inc.	▪ UBS Financial Services Inc.
	▪ AXA Equitable	▪ RW Baird & Co.
▪ Charles Schwab
▪ Wealth Trust Advisors Inc.

Model Portfolios:

▪ Placemark
▪ Envestnet Asset Management Inc.
     A significant part of our marketing effort is devoted to maintaining these various broker-dealer relationships. Such firms typically have investment specialists reviewing the merits of current or prospective investment advisors’ strategies, as well as regional or national sales teams taking these strategies to their clients. Our own senior investment professionals maintain close contact with the investment specialists, while our sales executives make frequent calls on the (generally widely dispersed) sales teams at these firms.
     Institutional Distribution
     Our institutional clients and institutional distribution are focused largely at NIS and Boyd. Institutional investors typically use multiple investment strategies in building their portfolios and rely heavily on advice from investment consultants. Our business strategy is to have, through acquisition or internal development, several different investment strategies in order to have multiple opportunities to obtain additional assets under management from existing or prospective clients. At the same time, we work extensively with investment consultants, in particular by providing them with timely information about our investment strategies and responding to their requests for proposals. Our current focus is on firms with a regional presence and that service our existing clients or prospects. Consulting firms to whom we regularly provide data include the following:
▪	Investment Performance Services

▪	Lowery Asset Consulting

▪	Marco Consulting Group

▪	Marquette Association

▪	New England Pension Consultants

▪	CapTrust Advisors/Schott Group

▪	Segal Advisors

▪	Strategic Capital Investment Advisors
     We expect to increase our marketing efforts to consultants by providing information to, and calling on, more firms, including firms with national coverage.
     In addition, we may, on occasion, engage third-party solicitors to market our products to institutional clients.
     Referral Arrangements
     Each of our subsidiaries has arrangements in place with other entities, including broker-dealers, under which they each pay solicitation fees for client referrals. Such fees are an expense to the applicable subsidiary and do not increase the charges to the clients. In particular, Wood receives referrals from Charles Schwab & Co., Inc., or Schwab, through Wood’s participation in Schwab Advisor Network.™

Competitive Business Conditions
     The U.S. Economy
     In line with most market commentators, we believe that the dislocation in U.S. financial markets will cause the current recession in the U.S. economy to extend to late 2009 or early 2010. Recent actions by the U.S. Treasury and Federal Reserve have improved the prospect for some recovery in 2010. Similar comments apply to economies in other developed countries, for example in European countries. Rates of economic growth will remain positive in certain developing economies, for example China and India.
     The effect of these factors on business conditions in the asset management industry will, we believe, be quite complex. The flow of funds into long-term savings vehicles, such as pension funds, should in the short term be unchanged; only a significant rise in unemployment would impact such flows in the medium term. We expect that long-term investors such as pension funds, foundations and endowments will continue to diversify their portfolios through an increased use of “alternative” asset classes, such as hedge funds, real estate and private equity. We also expect institutional investors to continue to diversify into international markets. Although we believe that we are well positioned to benefit from these trends, we will continue to add new strategies to meet investors’ needs.
     The outlook for individual investors (including high net worth investors) is less certain. In the U.S. mutual funds market (to which we currently do not have any exposure), there has been a significant shift in asset allocation from equity-based funds to money market funds (which pay lower investment advisory fees). For separately managed accounts, we believe that there are conflicting influences. The current economic uncertainties may lead to an increase in the savings rate. However, low nominal and real interest rates may deter bond investors, while recent market volatility may also lead equity investors to increase their allocation to cash, at least in the short term.
     Our Competitive Position in the Industry
     The asset management industry in the U.S. is highly fragmented, with several thousand asset managers. Although there are few large firms (those with $1 trillion and above in assets under management), these firms tend to have significant assets in index-tracking strategies and/or money market funds. Both of these strategies are typically highly scaleable and pay lower investment advisory fees than actively managed equity and fixed-income strategies. For these reasons, larger firms have attempted further growth by continuous product innovation. Because barriers to entry in asset management are reasonably low, however, larger firms have for some time suffered an outflow of talent into more specialized firms focused on either long-only or absolute return (hedge fund) strategies. Due to these factors, we do not consider these large asset managers to be direct competition to our business.
     Instead, we believe that the smaller and mid-sized asset managers with specialist strategies represent our main competition. Our client and potential client base is attracted to specialized firms, which can operate significantly below the potential capacity limit (i.e., the amount of funds that can be effectively managed) for a particular strategy and offer a more stable environment than a larger firm. Our current market share in the management of U.S. equities and fixed-income is very small. As a result, we do not believe there are significant impediments to growing our market share.
     We must compete with these smaller and mid-sized asset managers—both domestic and foreign—on a number of factors, including the performance of their investment advisory services, the quality of employees, transaction execution, products and services, innovation, reputation and price. We may fail to attract new business and we may lose clients if, among other reasons, we are not able to compete effectively.
Governmental Regulation
     Substantially all aspects of our businesses are subject to federal and state regulation.

     Commission Regulation
     Each of Wood, Sovereign, NIS and Boyd are registered with the Commission as investment advisors. In addition, we recently filed a uniform advisor registration with the Commission to become a registered investment advisor. Every registered investment advisor must comply with the requirements of the Investment Advisers Act of 1940, as amended, or the Advisers Act, and related Commission regulations. As compared to other disclosure-oriented federal securities laws, the Advisers Act and related regulations are restrictive and primarily intended to protect the clients of registered investment advisors.
     Under the Advisers Act, an investment advisor has fiduciary duties to its clients. The Commission has interpreted these duties to impose standards, requirements and limitations on, among other things: trading for proprietary, personal and client accounts; allocations of investment opportunities among clients; use of “soft dollars;” execution of transactions; and recommendations to clients. Our subsidiaries make decisions to buy and sell securities for their clients’ portfolios, select broker-dealers to execute trades and negotiate brokerage commission rates. In connection with these transactions, the subsidiary may receive “soft dollar” credits from broker-dealers that have the effect of reducing certain of their expenses. If their ability to use “soft dollars” were reduced or eliminated as a result of the implementation of new regulations, operating expenses would likely increase.
     The Advisers Act also imposes specific restrictions on an investment advisor’s ability to engage in principal and agency cross transactions. As registered investment advisors, our subsidiaries are also subject to many additional requirements that cover, among other things, disclosures regarding their business to clients; maintenance of extensive books and records; restrictions on the types of fees that they may charge; custody of client assets; client privacy; advertising; and solicitation of clients. These requirements will also apply to us once we are registered. Investment advisory agreements may not be assigned without the client’s consent. Registered investment advisors are also required to adopt written compliance programs designed to prevent violations of the federal securities laws. These compliance programs must be reviewed annually for adequacy and effectiveness. Registered investment advisors must also designate a chief compliance officer.
     The Commission is authorized to institute proceedings and to impose sanctions for violations of the Advisers Act, ranging from fines and censures to termination of an investment advisor’s registration. Failure by a subsidiary or us to comply with the Commission’s requirements could have an adverse effect on the non-complying subsidiary and upon us. Our subsidiaries are subject to periodic inspection by the Commission, with Wood being inspected in May 2007 and May 2008, and NIS being inspected in November 2007. Deficiencies noted from these examinations did not have any effect on the subsidiaries’ financial statements. We believe that all of the subsidiaries are in substantial compliance with the Advisers Act.
     The Commission revises the rules and regulations under the Advisers Act on a periodic basis and a number of rule changes have been recently proposed such as revisions to the format and filing of Form ADV Part II, which all registered investment advisors are required to complete. In addition, there have been certain proposals in the U.S. Congress that would increase the regulation of various types of investment managers, such as increased regulation of managers of hedge funds. It is difficult to predict whether any of these rules will be adopted or proposals enacted. Any rule or proposal could substantially increase our compliance costs.
     State Regulation
     States may not generally impose their registration and licensing laws on Advisers Act registered investment advisors transacting business in the state, although they may require notice filings of documents the investment advisors file with the Commission. However, states may impose examination requirements, bonding or net capital requirements that an investment advisor must meet; for example, Sovereign is required to meet the net capital requirements of the state of North Carolina. States may also impose investor suitability on investment advisors’ recommendations and other standards. Furthermore, states may investigate and bring enforcement actions for fraud and other similar matters.

     ERISA
     Each of our subsidiaries is generally a “fiduciary” under the Employee Retirement Income Security Act of 1974, as amended, or ERISA, with respect to any “benefit plan investor” (as defined in Section 3(42) of ERISA) clients with which it has an investment advisory agreement. As a result, the subsidiaries are subject to ERISA and to regulations under ERISA. ERISA and applicable provisions of the Internal Revenue Code of 1986, as amended, impose certain duties on persons who are fiduciaries under ERISA, prohibit certain transactions involving ERISA plan clients and provide monetary penalties for violation of these prohibitions.
     Non-U.S. Regulation
     With the introduction of the Plurima Titanium U.S. Equity Fund, to which Wood serves as an investment advisor, Wood also became subject to regulation by the Irish Financial Institutions Regulatory Authority. To the extent our subsidiaries extend their operations off shore, further international oversight of parts of their businesses is likely.
Employees
     At December 31, 2008, we had 94 employees, of whom 91 were full time employees. 29 of our employees were investment professionals, including 6 at Wood, 5 at Sovereign, 8 at NIS and 10 at Boyd. The average professional experience of our investment staff was 22 years. Fourteen of our staff were Certified Financial Analyst charterholders. Our marketing, sales and client service staff comprised 19 employees. We believe that we have a stable workforce and that our relationship with our employees is good.
Item 1A. Risk Factors
     Set forth below are factors that we believe, individually or in the aggregate, could materially and adversely affect us, our business, results of operations or financial condition. You should understand that it is not possible to predict or identify all such factors and what follows should not be considered an exhaustive list of all potential risks or uncertainties. There may be additional risks and uncertainties not presently known to us or that we currently deem immaterial that could have a substantial adverse effect on us, our business, results of operations or financial condition.
Risks Relating to Our Business
Because we have a limited operating history, you may not be able to evaluate our current and future business prospects accurately.
     We have a limited operating and financial history upon which you can base an evaluation of our current and future business. Our actual results of operations may differ significantly from estimates.
Our fees are subject to market fluctuations.
     The investment advisory fees that we receive are based on the market values of the assets under their management. Accordingly, a decline in securities prices would be expected to cause our revenue and profitability to decline by:
▪	causing the value of the assets under management to decrease, which would result in lower investment advisory fees; or

▪	causing negative absolute performance returns for some accounts that have performance-based fees, resulting in a reduction of revenue from such fees.

     In addition, declining securities prices could cause some of our clients to withdraw funds from our subsidiaries’ management in favor of investments that they perceive as offering greater opportunity and/or lower risk, which also would result in lower investment advisory fees.
     The capital and credit markets have been experiencing disruption for more than 12 months. In recent months, the volatility and disruption have reached nearly unprecedented levels with significant declines in equity securities globally with only modest recoveries from recent lows. The volatility and steep declines in equity markets, together with the lack of investor confidence, could exacerbate any decline in securities prices and assets under management.
     The recession we are experiencing could further adversely impact our revenue if it leads to a decreased demand for investment products and services or a higher withdrawal rate. Any further decreases in the level of our assets under management due to securities price declines or other factors would negatively impact our revenue and profitability.
     Increases in interest rates, in particular if rapid, or high interest rates, as well as any uncertainty in the future direction of interest rates, may have a negative impact on our fixed-income products as rising interest rates or interest rate uncertainty typically decrease the total return on many bond investments due to lower market valuations of existing bonds. Any decrease in the level of assets under management resulting from price declines, interest rate volatility or uncertainty, increased redemptions or other factors could negatively impact our revenues and profitability.
Poor investment performance of our investment strategies could affect our sales or reduce the amount of assets under management, potentially negatively impacting revenue and profitability.
     Investment performance, along with achieving and maintaining excellent distribution and client service, is critical to our success. While strong investment performance of our investment strategies could attract new clients, poor investment performance on an absolute basis or as compared to third-party benchmarks or competitive strategies could lead to a loss of clients or an increase in withdrawals, thereby lowering the amount of assets under management and reducing the investment advisory fees we earn. Past or present performance in our investment strategies is not indicative of future performance.
We derive substantially all of our revenues from contracts that may be terminated on short notice.
     Institutional and individual clients could terminate their relationships with our subsidiaries, which would reduce the amount of assets under management. Our subsidiaries’ investment advisory agreements are generally continuous, but are often terminable without notice. Certain issues may cause clients to terminate their investment advisory agreements with our subsidiaries, including changes in prevailing interest rates, changes in investment preferences of clients, changes in management or control of clients or broker-dealers or others with whom a subsidiary has a wrap program or other referral arrangement, our loss of key investment advisory personnel or poor investment performance, as well as a general loss of confidence in the capital markets. If a material number of our subsidiaries’ investment advisory agreements were terminated for any reason, a significant amount of revenue could be lost, which would have a material adverse effect on our business, results of operations or financial condition.
We depend on the continued services of our key personnel. The loss of key personnel could have a material adverse effect on us.
     We depend on the continued services of our key personnel and the key personnel of our subsidiaries for our future success. The loss of any key personnel may have a significant effect on our business, results of operations or financial condition. The market for experienced investment advisory professionals is extremely competitive and is increasingly characterized by frequent movement of employees among firms. Due to the competitive market for investment advisory professionals and the success achieved by some of our key personnel, the costs to attract and retain key personnel are significant and will likely increase over time. In particular, if we or any of our subsidiaries lose any key personnel, there is a risk that we may also experience outflows from assets under management or fail to obtain new business. As a result, the inability to attract or retain the necessary highly skilled key personnel could have a material adverse effect on our business, results of operations or financial condition. We carry “key person” insurance on the following investment advisory personnel: Jeffrey Hines, Robert Kelly, Robert J. Siefert, Robert Brooks, Kent J. White and Brian L. Gevry, with payouts to us or one of our subsidiaries as the beneficiary of $3,000,000, $4,000,000, $1,000,000, $3,000,000, $2,000,000 and $1,833,000, respectively. Such insurance may not adequately compensate us for the loss of any of these individuals.
We depend on third-party distribution sources to market our investment strategies and access our client base.
     Our ability to grow our assets under management is highly dependent on access to third-party intermediaries, including broker-dealer sponsors of wrap programs and other third-party solicitors. At December 31, 2008, broker-dealer wrap programs and clients referred to us by broker-dealers and other third-party solicitors accounted for approximately 12% of our total assets under management. We cannot assure you that these sources and client bases will continue to be accessible to us on commercially reasonable terms, or at all. The absence of such access could cause our assets under management to decline and have a material adverse effect on our net income. In addition, some of the third-party intermediaries offer competing investment strategies, and may elect to emphasize the investment strategies of competitors or their own firms.
     While we continue to diversify and add new distribution channels for managed accounts, the recent unprecedented market conditions have resulted in a consolidation of and elimination of some financial service companies. The loss of any of the distribution channels afforded by these intermediaries, and the inability to access clients through new distribution channels, could decrease our assets under management and adversely affect our results of operations and growth potential. In addition, in the case of managed accounts offered through intermediaries to their customers, such intermediaries may reduce the fees that they remit to us as part of the arrangements they have with us. A substantial reduction in fees received from third-party intermediaries could have a material adverse affect on our business.
     NIS’s institutional separate account business is highly dependent upon referrals from pension fund consultants. Many of these consultants review and evaluate our products and our organization from time to time. Poor reviews or evaluations of either the particular product or of us may result in client withdrawals or may impact NIS’s ability to attract new assets through these intermediaries. As of December 31, 2008, two consultants advising the largest portion of our client assets under management represented approximately 20% of our assets under management.
We have significant goodwill and intangible assets subject to impairment analysis. The impairment analysis is based on subjective criteria, and an impairment loss could be recorded.
     Goodwill represents the excess of the amount we paid to acquire our subsidiaries over the fair value of their net assets at the dates of the acquisitions. Under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, we are required to test goodwill for impairment at least annually, and between annual tests, if circumstances would require it. The test for impairment of goodwill requires us to estimate our fair value, which is a subjective process. The estimation of our fair value is principally based on a discounted cash flow analysis of projected cash flows. In preparing cash flow projections, we consider the impact that previous and future changes in our assets under management have on our projected revenues. Among other things, our assets under management are impacted by our ability to retain clients, market returns and our ability to obtain additional clients. In preparing the discounted cash flow analysis, we also must select an appropriate discount rate. The selection of a discount rate involves significant judgment and can significantly impact our fair value. In connection with acquisition of our subsidiaries, we also acquired significant intangible assets, principally related to existing customer relationships. These intangible assets are carried at amortized cost, but are also subject to impairment testing whenever events or circumstances indicate that their carrying values may not be recoverable. These recoverability tests are based on estimates of cash flows, which are largely impacted by current levels of assets under management and our expectations for client tenure. As of December 31, 2008, the net carrying amount of goodwill and other intangible assets on our consolidated balance sheet were $32,757,000 and $32,206,000, respectively, an aggregate of 62% of our total assets. An impairment charge with respect to either or both, depending on the amount, could have a significant impact on our results of operations.

Market pressure to lower our subsidiaries’ investment advisory fees could reduce our profit margin.
     To the extent our subsidiaries are forced to compete on the basis of the investment advisory fees that they charge to clients, they may not be able to maintain their current fee structures. Historically, our subsidiaries have competed primarily on the performance of their asset management services and not on the level of their management fees relative to those of their competitors. In recent years, however, there has been a trend toward lower fees in some segments of the asset management industry. Fee reductions on existing or future business could have a material adverse effect on our business, results of operations or financial condition.
The due diligence process that we undertake in connection with our acquisitions may not reveal all facts that may be relevant in connection with an acquisition.
     Before making an acquisition of a business, we conduct due diligence that we deem reasonable and appropriate based on the facts and circumstances applicable to the transaction. Outside consultants, legal advisors, accountants and investment banks may be involved in the due diligence process in varying degrees depending on the type of target and the structure of the transaction. Nevertheless, when conducting due diligence and making an assessment regarding a business, we rely on the resources available to us, including information provided by the target and, in some circumstances, third-party investigations. The due diligence investigation that we carry out with respect to a potential acquisition may not reveal or highlight certain facts that could adversely affect the value of the acquired business.
Acquisitions of target businesses involve inherent risks that could threaten our ability to successfully consummate a transaction.
     As part of our business strategy, we intend to pursue additional acquisitions of asset management firms and management agreements with mutual funds. Future acquisitions could be accompanied by risks including, among others:
▪	inability to secure enough affirmative votes to gain approval of a proposed acquisition from the target company’s stockholders;

▪	higher than anticipated acquisition costs and expenses; and

▪	the potential diversion of our management’s time and attention.
     If one or more of these risks occur, we may be unable to successfully complete an acquisition of a target business. We may expend a significant amount of working capital to pursue acquisitions that are not completed. Any of these results could have an adverse effect on our business, financial condition and results of operations.
     Furthermore, acquisitions of asset management companies and management agreements with mutual funds are often subject to significant regulatory requirements and consents, and we will not be able to consummate an acquisition of certain types of asset management companies or obtain the assignment of a mutual fund management agreement without complying with applicable laws and regulations and obtaining required governmental or client consents.
Future acquisitions may have a dilutive effect on existing holders of Common Stock.
     Future acquisitions of asset management firms, which are paid for partially, or entirely, through the issuance of stock or stock rights could prove dilutive to existing stockholders.
     We intend to further expand our asset management business, either through the acquisition of specialist asset management firms that will expand the investment strategies we can offer or more broadly oriented firms that will add to the general level of assets being managed under equity and fixed-income strategies similar to those currently in place. Consistent with our prior acquisitions, we expect that the consideration we might pay for any future acquisition of asset management businesses could include our Common Stock, rights to purchase our Common Stock, cash or some combination of the foregoing. If we issue Common Stock or rights to purchase our

Common Stock in connection with future acquisitions, earnings (loss) per share and then-existing holders of our Common Stock may experience dilution.
Our failure to successfully integrate an acquired businesses could have an adverse effect on our business, financial condition or results of operations.
     Once an acquisition is complete, the integration of the operations of the business with our existing businesses will be a complex, time-consuming and costly process. Failure to successfully integrate the acquired businesses and operations in a timely manner may have a material adverse effect on our business, financial condition or results of operations. The difficulties of combining the acquired operations may include, among other things:
▪	loss of key personnel, either by us, our subsidiaries or by the target company;

▪	termination of key investment advisory agreements by clients of the target company;

▪	operating a significantly larger combined organization;

▪	coordinating geographically disparate organizations, systems and facilities; and

▪	integrating corporate, technological and administrative functions.
Some of our revenue, net income and cash flow is dependent upon incentive fees, which may make it difficult for us to achieve steady earnings growth on an annual basis.
     Some of our revenue, net income and cash flow is variable, due to the fact that incentive fees can vary from period to period, in part, because incentive fees are recognized as revenue only when contractually payable, or “crystallized.” This variability of revenue, net income and cash flows may increase if our reliance on incentive fees increases in the future as a result of the introduction of new strategies or the acquisition of businesses that are more reliant on incentive fees.
Changes in tax law, the interpretation of existing tax laws and amendments to existing tax rates could adversely affect our business.
     Changes in tax legislation can affect investment behavior, making investment generally, and specific kinds of investment products in particular, either more or less appealing. We cannot predict the impact of future changes made to tax legislation on our business or can we predict the impact of future changes made to tax law on the attractiveness of the types of securities in the accounts we manage. Amendments to existing legislation (particularly if there is a withdrawal of any tax relief, an increase in tax rates or an introduction of withholding taxes) or the introduction of new rules may impact upon the decisions of either existing or potential clients. Changes from time to time in the interpretation of existing tax laws, amendments to existing tax rates or the introduction of new tax legislation could have a material adverse effect on our business, results of operations or financial condition.
Changes in laws and regulations could adversely affect our business.
     Industry regulations are designed to protect our clients and other third parties who deal with us and to ensure the integrity of the financial markets. They are not designed to protect our stockholders. The increased potential of changes in laws or regulations or in governmental policies due to the state of the economy and current political climate could limit the sources and amounts of our revenues, increase our costs of doing business, decrease our profitability and materially and adversely affect our business. Further, our failure or that of a subsidiary to comply with applicable laws or regulations could result in fines, censure, suspensions of personnel or other sanctions, including revocation of investment advisor registration.
If our techniques for managing risk are ineffective, we may be exposed to material unanticipated losses.
     To manage the significant risks inherent in our business, we must maintain effective policies, procedures and systems that enable us to identify, monitor and control our exposure to market, operational, legal and reputational risks. While we believe that our disciplined approach to risk management helps us to manage the risks in our business, our risk management methods may prove to be ineffective due to their design or implementation or as a result of the lack of adequate, accurate or timely information. If our risk management efforts are ineffective, we could suffer losses that could have a material adverse effect on our business, financial condition or results of operations. In addition, we could be subject to litigation, particularly from our clients, and sanctions or fines from regulators.
     Our techniques for managing risks in client accounts may not fully mitigate the risk exposure in all economic or market environments, or against all types of risk, including risks that we might fail to identify or anticipate. Any failures in our risk management techniques and strategies to accurately quantify such risk exposure could limit our ability to manage risks in those accounts or to seek positive, risk-adjusted returns. In addition, any risk management failures could cause account losses to be significantly greater than historical measures predict. Our more qualitative approach to managing those risks could prove insufficient, exposing us to material unanticipated losses in the value of client accounts and therefore a reduction in our revenues.
Insurance coverage may not protect us from all of the liabilities that could arise from the risks inherent in our business.
     We maintain insurance coverage against the risks related to our operations. There can be no assurance, however, that our existing insurance coverage can be renewed at commercially reasonable rates or that available coverage will be adequate to cover future claims. If a loss occurs that is partially or completely uninsured, we could be exposed to substantial liability.
Risks Relating to the Asset Management Industry
The asset management industry has inherent risks and difficult market conditions can adversely affect the ability of our subsidiaries to successfully execute their investment strategies.
     Our subsidiaries’ performance in managing client assets is critical to retaining existing clients, as well as attracting new clients. Our subsidiaries performance may be particularly critical where that subsidiary serves as a sub-advisor in connection with a wrap program. Our investment advisory strategies may perform poorly for a number of reasons, including: general economic conditions; securities market conditions; the level and volatility of interest rates and equity prices, such as we are experiencing currently; competitive conditions; liquidity of global markets; international and regional political conditions; acts of terrorism; regulatory and legislative developments; monetary and fiscal policy; investor sentiment; availability and cost of capital; technological changes and events; outcome of legal proceedings; changes in currency values; inflation; credit ratings; and the size, volume and timing of transactions. These and other factors could affect the stability and liquidity of securities and futures markets, and the ability of issuers, other securities firms and counterparties to perform their obligations, negatively impacting our subsidiaries’ ability to successfully execute their investment strategies for accounts under their management.
The asset management industry faces substantial litigation risks which could materially adversely affect our business, financial condition or results of operations or cause significant harm to our reputation.
     We depend to a large extent on the network of relationships that we and our subsidiaries have developed with broker-dealers, institutions and others and on our and their reputations in order to attract and retain clients. If a client is not satisfied with our subsidiaries’ services, such dissatisfaction may be more damaging to our business than to other types of businesses. Our subsidiaries’ make investment decisions on behalf of their clients that could result in substantial losses to them. If the clients suffer significant losses or are otherwise dissatisfied with these services, we or the applicable subsidiary could be subject to the risk of legal liabilities or actions. These risks are often difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time. We may incur significant legal expenses in defending against litigation. Substantial legal liability or significant regulatory action against us or our subsidiaries could cause significant harm to our and their reputations or result in a material adverse effect on our business, results of operations or financial condition.

The asset management business is intensely competitive.
     Our subsidiaries compete with other firms—both domestic and foreign—on a number of factors, including the performance of their investment management services, quality of employees, transaction execution, products and services, innovation, reputation and price. We may fail to attract new business and we may lose clients if, among other reasons, we are not able to compete effectively.
Employee misconduct could expose us to significant legal liability and reputational harm.
     We are vulnerable to reputational harm as we operate in an industry where integrity and the confidence of our clients are of critical importance. There is a risk that our employees could engage in misconduct that adversely affects our business, results of operations or financial condition. For example, if an employee were to engage in illegal or suspicious activities, we could be subject to regulatory sanctions and suffer serious harm to our reputation (as a consequence of the negative perception resulting from such activities), financial position, client relationships and ability to attract new clients. Our business often requires that we deal with confidential information. If our employees were to improperly use or disclose this information, we could suffer serious harm to our reputation, financial position and current and future business relationships. It is not always possible to deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in all cases. Misconduct by our employees, or even unsubstantiated allegations of misconduct, could result in an adverse effect on our reputation and our business.
The asset management business is extensively regulated and the failure to comply with regulatory requirements may harm our financial condition.
     Our business is subject to extensive regulation in the U.S. by the Commission. Our or a subsidiary’s failure to comply with applicable laws or regulations could result in fines, suspensions of personnel or other sanctions, including revocation of investment advisor registration. We could also incur costs if new rules and other regulatory actions or legislation require us or our subsidiaries to spend more time, hire additional personnel or buy new technology to comply with these rules and laws. Additional changes in laws or regulations, the interpretation or enforcement of existing laws and rules or governmental policies could also have a material adverse effect on us or our subsidiaries by limiting the sources of revenues and increasing costs. Our business may be materially affected not only by securities regulations, but also by regulations of general application. We have installed procedures and utilize the services of experienced administrators, accountants and lawyers to assist in satisfying these requirements. However, there can be no assurance that these precautions will protect us from potential liabilities.
Operational risks may disrupt our business, result in losses or limit our growth.
     We are heavily dependent on the capacity and reliability of the technology systems supporting our operations, whether owned and operated by us or by third parties. Operational risks such as trading errors or interruption of our financial, accounting, trading, compliance and other data processing systems, whether caused by fire, other natural disaster, power or telecommunications failure, act of terrorism or war or otherwise, could result in a disruption of our business, liability to clients, regulatory intervention or reputational damage, and thus materially adversely affect our business, results of operations or financial condition. Insurance and other safeguards might only partially reimburse us for our losses. Although we have back-up systems in place, our back-up procedures and capabilities in the event of a failure or interruption may not be adequate. The inability of our systems to accommodate an increasing volume of transactions also could constrain our ability to expand our businesses. Additionally, any upgrades or expansions to our operations and/or technology may require significant expenditures and may increase the probability that we will suffer system degradations and failures.

Risks Relating to Our Common Stock
There is no public U.S. market for our shares and an active market may not develop or be maintained, which could limit stockholders’ ability to sell shares of our Common Stock.
     Our Common Stock and Warrants are admitted for trading on AIM. AIM is a market designed primarily for emerging or smaller companies. The rules of this market are less demanding than those of exchanges in the U.S. An investment in shares traded on AIM is perceived to carry a higher risk than an investment in shares quoted on exchanges with more stringent listing requirements, such as the New York Stock Exchange or the Nasdaq Global Market. In addition, we may not always retain a listing on the AIM and we may not be able to list or thereafter maintain a listing of our securities for trading on an exchange in the U.S.
We incur increased costs as a result of being a U.S. public reporting company.
     As a public reporting company with securities registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002, as well as rules promulgated by the Commission thereunder, require us to adopt corporate governance practices applicable to U.S. public companies. These rules and regulations increase our legal and financial compliance costs.
The transfer of our shares of Common Stock is restricted.
     All of the shares of Common Stock are “restricted securities,” as defined in Rule 144 promulgated under the Securities Act of 1933, as amended, or the Securities Act, in that they were issued in private transactions not involving a public offering or pursuant to Regulation S under the Securities Act. Furthermore, because we are a former shell company (within the criteria established by the Commission) sales under Rule 144 are not permitted until at least July 25, 2009.
Clal can exercise control over all matters requiring stockholder approval and could make decisions about our business that conflict with other stockholders.
     Clal owns approximately 51.2% of our outstanding shares of Common Stock. This ownership gives Clal approximately 49.8% of the total shares entitled to vote. In addition, pursuant to the terms of our certificate of incorporation, for so long as Clal or any affiliate of Clal owns of record at least 35.0% of the then issued and outstanding shares of Common Stock, Clal may elect (and remove or replace) up to six directors on our board of directors. In addition to the Clal directors, our board of directors must consist of not more than three directors who are executive officers of the Company and two non-executive directors who are designated by the board of directors as independent. As a result of its stockholdings and representation on our board of directors, Clal (and the entities and persons that directly or indirectly own Clal) effectively control most matters affecting us, including:
▪	the majority composition of our board of directors and, through it, any determination with respect to our business direction and policies, including the appointment and removal of officers;

▪	any determinations with respect to mergers or other business combinations;

▪	our acquisition or disposition of assets;

▪	our financing arrangements; and

▪	the payment of dividends on our stock.
     Clal will be in a position to exert significant influence over the decisions of our management and issues requiring stockholder approval. Clal may vote in favor of certain matters regardless of whether we or any stockholders other than Clal believe such matter to be in our best interest.

Our charter documents contain provisions that may delay, defer or prevent a change of control.
     Provisions of our certificate of incorporation and bylaws could make it more difficult for a third party to acquire control of us, even if the change in control would be beneficial to stockholders. These provisions include the following:
▪	allowing removal of directors for cause only; and not allowing the removal of directors nominated by Clal, except for removal by Clal (or any affiliate thereof) so long as Clal or any of its affiliates owns of record at least 35.0% of the then issued and outstanding shares of Common Stock;

▪	giving the board of directors the ability to authorize the issuance of shares of our preferred stock, par value $0.0001, without stockholder approval;

▪	vesting exclusive authority in the board of directors to fill vacancies on the board of directors, other than the vacancies of the directors nominated by Clal;

▪	limiting stockholders’ ability to call special meetings; and

▪	giving Clal or any affiliate thereof, special rights so long as Clal or any of its affiliates owns of record at least 35.0% of the then issued and outstanding Common Stock.
We do not expect to pay any dividends for the foreseeable future.
     We may not pay any dividends to our stockholders for an extended time. Any determination to pay dividends in the future will be made at the discretion of our board of directors and will depend on our results of operations, financial conditions, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant.
Item 1B. Unresolved Staff Comments
          Not applicable.
Item 2. Properties
     We lease 8,483 square feet of office space in Sarasota, Florida for use by Wood pursuant to a sub-lease arrangement which expires on October 31, 2010.
     Sovereign leases 6,257 square feet of office space in Charlotte, North Carolina pursuant to a lease which expires on July 31, 2012.
     NIS leases 9,527 square feet of office space in Milwaukee, Wisconsin for its operations. (This location also serves as our corporate headquarters.) Its lease expires on February 28, 2018, but can be terminated as of February 28, 2013 or extended to February 28, 2023. NIS also leases 3,788 square feet of office space in Chicago, Illinois, which it uses for its marketing and client service operations. Its lease expires on May 31, 2010.
     Boyd leases 10,900 square feet of office space in Cleveland, Ohio, pursuant to a lease that expires on October 31, 2010, but can be extended to October 31, 2015.
     We also lease 278 square feet of office space in London, England for our employees who are located there. The lease expires on May 31, 2009.
     We consider our office arrangements to be adequate for our current operations.

Item 3. Legal Proceedings
     There are no governmental, legal or arbitration proceedings to which we or the subsidiaries are a party or to which any of our or any of the subsidiaries’ property is subject, the resolution of which would have a material effect on our financial position, results of operations or cash flows.
     During 2008, we received an invoice for $670,000 from the lawyers who worked on the placement of our units on AIM in June 2007. We are disputing this invoice and at the current time believe we are not liable. Accordingly, no provision has been made in the consolidated financial statements for the invoice. In the event that we must pay all or part of this amount, the consolidated income statement will be unaffected and we do not expect our consolidated financial position to materially change.
Item 4. Submission of Matters to a Vote of Security Holders.
          None.
EXECUTIVE OFFICERS
     The biographical summaries of our executive officers as of March 20, 2009 are as follows:

Name	Age	Position
Nigel Wightman	55	Chief Executive Officer and Chairman
Larry Haslee	49	Chief Financial Officer and Secretary
Robert Kelly	64	Vice Chairman and Director
John (“Jack”) Fisher	54	Managing Director and President and Chief Executive Officer of Wood and Chief Executive Officer of Sovereign
Robert Brooks	54	Managing Director and Executive Vice President of NIS
Robert J. Siefert	60	Managing Director and President and Chief Investment Officer of NIS
Brian L. Gevry	42	Managing Director and Chief Executive Officer and co-Chief Investment Officer of Boyd
     Nigel Wightman was appointed as our President and Chief Executive Officer on April 21, 2008 and as Chairman of the board of directors on March 31, 2008, having previously served as our Managing Director from September 2007. Mr. Wightman is also a director of Wood, Sovereign and NIS and serves on the management committee of Boyd. Mr. Wightman has over 30 years experience in the international asset management industry, and has worked in London and Hong Kong. From October 2005 to September 2007, he served as the managing partner of Parkfield Capital LLP. From 1997 to 2005, Mr. Wightman was managing director of State Street Global Advisors Limited, an international fund management business. In that role, he was responsible for the purchase of Gartmore’s £18 billion equity index business in 2001 and for securing £20 billion in outsourced assets from Abbey National in 2004. He was responsible for forming, and was a director of, a life insurance company and several mutual fund and asset management companies. He also served as a managing director of State Street Bank Europe Limited and a director of State Street Banque SA in Paris. He worked from 1984 to 1995 for the NM Rothschild Group in several of its asset management businesses, including serving for four years as head of Asia Pacific, based in Hong Kong. His other responsibilities at Rothschild included serving as the head of the fixed-income, currency and international equities and head of mutual funds. He serves on the investment committees of the Royal Institute for International Affairs and Brasenose College Oxford. He received an MA in Politics, Philosophy and Economics from Brasenose College Oxford and an M Phil in Economics from Nufield College, Oxford.

     Larry Haslee, CPA, was appointed as our Chief Financial Officer on July 14, 2008 and our Secretary on April 18, 2008. Mr. Haslee was appointed as NIS’s Vice President and Chief Financial Officer on April 1, 1994 and as its Chief Compliance Officer on January 1, 2005. Mr. Haslee has also served as NIS’s Secretary and Treasurer since its incorporation in 1993. Prior to working at NIS, Mr. Haslee worked as the Controller of NIS’s predecessor, National Investment Services of America, Inc., from February 1987 until March 1994. In that role his responsibilities included financial reporting, compliance, human resources and technology. From 1982 to 1987, Mr. Haslee worked at Arthur Young & Company as a member of its entrepreneurial group, where he provided audit, review and tax services to closely-held businesses. Mr. Haslee is a Certified Public Accountant and graduated from the University of Wisconsin — Milwaukee with a BBA in Accounting.
     Robert Kelly was appointed as our Vice Chairman on July 14, 2008 and as a director on March 31, 2008. He is a founder of NIS and was appointed as its Chairman and Chief Executive Officer in 1993. Before founding NIS, he worked at National Investment Services of America, Inc. from 1990 to 1994. Prior to that, Mr. Kelly was president of Kelly & Associates, Inc., which provided administrative services to pension and health plans until its sale in 1990. Mr. Kelly serves on the management committee of Boyd. Mr. Kelly is a past president of the Society of Professional Benefit Administrators and a served as a director of the International Foundation of Employee Benefit Plans for 20 years. Mr. Kelly has also served as vice chairman of Saint Mary’s University of Minnesota. Mr. Kelly attended the University of Notre Dame and Florida Atlantic University
     John (“Jack”) Fisher was appointed as a Managing Director on July 14, 2008, as President and Chief Executive Officer of Wood on June 16, 2008 and as Chief Executive Officer of Sovereign on September 1, 2008. Due to non-competition obligations, Mr. Fisher did not work during the period from April 2007 until he started at Wood. Prior to joining Wood, Mr. Fisher was a founding partner in the investment banking firm Wilson/Bennett Company from February 1987 and served as chairman and president of its subsidiary, Wilson/Bennett Capital Management Inc., until September 2006. From September 2006 through April 2007, Mr. Fisher acted as a consultant to that company. Prior to Wilson/ Bennett Capital Management Inc., Mr. Fisher worked as a vice president with E.F. Hutton & Co. from 1978 to 1987. Mr. Fisher worked as an investment broker from 1977 to 1978 at Dean Witter Reynolds, prior to which he served as a staff economist at the Public Utilities Commission of Texas. Mr. Fisher currently serves as an arbitrator for the Financial Industry Regulatory Authority and is a member of the International Executive Services Corporation, a non-profit organization that provides financial consulting services to developing countries. Mr. Fisher graduated with a BS in Accounting from Virginia Tech.
     Robert Brooks was appointed as a Managing Director on July 14, 2008 and as Executive Vice President of NIS in 2000. Prior to that time, Mr. Brooks served as Vice-President and Senior Vice President at NIS. Mr. Brooks is currently the lead officer for business development (marketing), client relations and consultant relations for NIS in the U.S. He is involved in long-term strategic planning for NIS. Prior to joining NIS in 1994, Mr. Brooks worked at Zenith Administrators, Inc. from 1990 to 1994, as vice president and Chicago branch office manager. He served in the same capacity at Kelly & Associates, Inc. from 1984 to 1990. Prior to Kelly & Associates, Inc., Mr. Brooks worked in administration of large pension plans and was a field service officer with the Teamsters Central States Pension Fund from 1979 to 1984. Mr. Brooks is an Investment Management Committee Member of the International Foundation of Employee Benefit Plans. Mr. Brooks attended St. Thomas College and graduated from Chicago State University.
     Robert J. Siefert, CPA, was appointed as a Managing Director on July 14, 2008 and as a director of NIS on April 1, 2008. He was named President and Chief Investment Officer of NIS on September 28, 1995. Mr. Siefert was previously Senior Vice President of NIS from 1993 to 1995 as well as Fixed-Income Portfolio Manager from 1994 to 1995, during which time he managed its fixed-income investment portfolios and operations. Mr. Siefert previously worked for National Investment Services of America, Inc., where he was vice president and treasurer from 1978 to 1994. In 1985, he also became fixed-income portfolio manager, and served in that post until 1994. From 1974 to 1975, Mr. Siefert was a controller at NN Investment Services, the predecessor to National Investment Services of America, Inc. In 1975, following the founding of National Investment Services of America, Inc., Mr. Siefert continued as controller until 1977, when he was also named as assistant vice president. Prior to his tenure at NN Investment Services, Mr. Siefert worked at Peat, Marwick, Mitchell & Co., now KPMG, LLP, as a staff accountant in audit and tax from 1971 to 1973. Mr. Siefert is a Certified Public Accountant and graduated from the University of Wisconsin — Whitewater with a BBA in Accounting.

     Brian L. Gevry, CFA, was appointed a Managing Director on January 15, 2009. He was named the Chief Executive Officer of Boyd on February 18, 2006 and has been Co-Chief Investment Officer since July 2000. Mr. Gevry initially joined Boyd in 1991 as a Portfolio Analyst and acted as its Chief Operating Officer from 2000 to February 17, 2006. Mr. Gevry is a charter member of the CFA Institute, and a member of the CFA Society of Cleveland, and received his MBA from Case Western Reserve University and his BA from Cleveland State University.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     There is currently no established public trading market for shares of our Common Stock in the United States. Shares of our Common Stock and our Warrants were admitted to trading on AIM on June 21, 2007. Our Common Stock trades on AIM under the symbol TAM. There is no market for our restricted stock, par value $0.0001, or Restricted Stock, which converts on a one-for-one basis into our Common Stock in certain events.
     The following table shows the closing mid-market prices for our Common Stock, as reported on AIM, for the periods indicated. The mid-market price is equal to the average of the best bid price and the best offer price, rounded to the second decimal point. These prices are as reported by the London Stock Exchange in U.S. Dollars.

	Price Per Share of Common
	Stock ($)
Quarterly Period	Low	High
3rd Quarter, 2007	4.50	5.85
4th Quarter, 2007	4.63	5.75
1st Quarter, 2008	5.63	5.63
2nd Quarter, 2008	5.63	5.63
3rd Quarter, 2008	5.25	5.88
4th Quarter, 2008	5.25	5.25
     As of March 20, 2009, there were approximately 102 record holders of our Common Stock and 4 record holders of our Restricted Stock.
     We have not paid any dividends on any of our shares of Common Stock to date and the payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any dividends will be within the discretion of our then current board of directors, subject to the requirements of the Delaware General Corporation Law, or DGCL. Our board does not currently recommend payment of any dividends. There are currently no restrictions (including, where appropriate, restrictions on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans or advances) that currently materially limit our ability to pay dividends or that we reasonably believe are likely to limit materially the future payment of dividends. The holders of our Restricted Stock have no right to any dividends or to any other distribution made or payable by us save for any valid return of capital.
     Unregistered Securities
     In connection with the closing of the Boyd acquisition, we issued 12,500 shares of our Common Stock on December 31, 2008 to a Boyd employee and 45,500 shares of our Common Stock on January 8, 2009 to other Boyd employees, all of which will vest on December 31, 2009. The details of the Boyd transaction are described above in “Business–The Acquisition–The Boyd Agreement.” The issuance of the 58,000 shares of our Common Stock was exempt from registration pursuant to Section 4(2) of the Securities Act because we did not engage in general solicitation or advertising with regard to the issuance and sale of such securities and did not offer securities to the public in connection with the issuance.
Item 6. Selected Financial Data
          Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion is designed to provide a better understanding of significant trends related to our consolidated financial condition and consolidated results of operations. The discussion should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.
Overview
     We were incorporated on February 2, 2007, operating as a special purpose acquisition company with the objective of acquiring one or more operating companies engaged in asset management. On June 21, 2007, we completed a $120,000,000 private placement of 20,000,000 units, each unit consisting of one share of Common Stock and one Warrant. The proceeds of this private placement, net of costs and working capital (approximately $110,373,000), were held in a trust fund pending approval by our stockholders of business combinations with selected asset management firms that had an aggregate transaction value (cash and other consideration, liabilities assumed and transaction costs) of at least 70.0% of the amount initially held in the trust account.
     Following stockholder approval, on October 1, 2007, we acquired all of the outstanding capital stock of Wood and all of the outstanding membership interests of Sovereign, each an asset management firm. Following a second stockholder approval, on March 31, 2008, we acquired all of the outstanding capital stock of NIS, another asset management firm. With the acquisition of NIS, the aggregate transaction value in the stockholder-approved business combinations exceeded 70.0% of the funds in the trust account. With no further action on our part, we ceased to exist as a special purpose acquisition company and the balance of the funds remaining in the trust account was released to us. On December 31, 2008, we purchased all of the membership interests of Boyd, another asset management firm.
     Currently, our efforts are focused on integrating these acquisitions. Our goal in the short term is to obtain economies of scale by integrating the operational and administrative activities of the four subsidiaries (as well as any future acquisitions), including accounting, information technology, human resources and risk management. We are also reorganizing and adding to our sales staff so that we can include in proposals to our clients and prospects the full range of our products. Over the long term, we expect to consolidate the various operations into one asset management business, operating in multiple locations.
     We also intend to acquire additional asset management firms and/or management agreements with mutual funds. We expect to fund any such acquisitions, partly from the cash balances that remain from our private placement of units and partly through issuance of additional Common Stock (including through the conversion of our outstanding Warrants), although we may incur bank debt as well.
     We earn our operating revenues principally from investment advisory fees, which are based on a percentage (or a range of percentages) of the market value of assets under management and vary among security type and investment strategy and from client to client. We also earn incentive fees from certain NIS clients, as well as referral fees from clients referred by NIS to commingled funds investing in hedge funds sponsored by Attalus Capital LP, or Attalus. As a result, our operating revenues are substantially influenced by the changes to our assets under management and shifts in the distribution of assets under management among types of securities and investment strategies. Our assets under management fluctuate based on our investment performance (both absolutely and relative to other investment advisors), the success of our sales and marketing efforts, and our acquisition of additional asset managers and/or management agreements with mutual funds. A material portion of our results will be influenced by fluctuations in world financial markets. Because they comprise the largest part of our assets under management, the performance of U.S. fixed-income securities should have the greatest influence on our results on a long-term basis, although our recent performance has been substantially affected by the negative performance of the U.S. equity markets and most hedge fund strategies over the second half of 2008.
     A significant portion of our expenses, including employee compensation and occupancy, do not vary directly with operating revenues. While we expect to generate economies in operational areas, we also expect, in implementing our business strategy, to add selectively to our staff and this is likely to result in a net increase in our expenses.
Assets Under Management
     The activity related to our assets under management by subsidiary for the two years from inception to December 31, 2008 shown in the following table:

	Wood	Sovereign	NIS	Boyd	Total
	(in millions)
Wood acquisition on October 1, 2007 (1)	$1,488.0	$—	$—	$—	$1,488.0
Sovereign acquisition on October 1, 2007 (2)	—	1,817.0	—	—	1,817.0
New accounts	8.0	74.0	—	—	82.0
Terminated accounts	(75.0)	(86.0)	—	—	(161.0)
Other inflows (outflows) to (from) existing accounts	(49.0)	(43.0)	—	—	(92.0)
Other activity, principally market movement	(81.2)	18.0	—	—	(63.2)

Balance at December 31, 2007	1,290.8	1,780.0	—	—	3,070.8
% change from acquired balance	(13%)	(2%)	—	—	(7%)

NIS acquisition on March 31, 2008 (3)	—	—	2,884.1	—	2,884.1
Boyd acquisition on December 31, 2008 (4)	—	—	—	2,856.0	2,856.0
New accounts	102.3	223.3	287.2	—	612.8
Terminated accounts	(345.2)	(804.7)	(145.4)	—	(1,295.3)
Other inflows (outflows) to (from) existing accounts	(51.4)	26.6	(118.2)	—	(143.0)
Other activity, principally market movement	(328.6)	(61.6)	(22.0)	—	(412.2)

Balance at December 31, 2008	$667.9	$1,163.6	$2,885.7	$2,856.0	$7,573.2

% change from beginning of year or acquired balance	(48%)	(35%)	0%	—	(14%)

(1)	In connection with our acquisition of Wood as of October 1, 2007, we acquired $1,488.0 million of assets under management that were with institutional and retail customers and invested primarily in equity investments. We earned investment advisory fees of $1,576,000 over the balance of 2007.

(2)	In connection with our acquisition of Sovereign as of October 1, 2007, we acquired $1,817.0 million of assets under management that were principally with retail and institutional customers and invested primarily in fixed-income investments. We earned investment advisory fees of $1,084,000 over the balance of 2007.

(3)	In connection with our acquisition of NIS as of March 31, 2008, we acquired $2,884.1 million of assets under management that were principally with institutional customers and invested in fixed-income investments. We earned investment advisory fees of $5,522,000 over the balance of 2008.

(4)	In connection with our acquisition of Boyd as of December 31, 2008, we acquired $2,856.0 million of assets under management that were principally with institutional customers and invested in fixed-income investments.
     During the first half of 2008, we experienced significant decreases in our assets under management due to the loss of accounts at Wood following the death of Wood’s founder, Gary Wood, in November 2007 and the investment performance of equity securities of U.S. issues with large market capitalizations on which Wood’s portfolio management activities are primarily focused. We also experienced the loss of a $355 million Sovereign account, as well as a number of smaller Sovereign accounts in the second quarter of 2008. In the second half of 2008, the increased negative overall investment performance of equity securities of U.S. issuers also substantially reduced assets under management. As a result, we experienced a decrease of approximately $3,800,000 (35%) from the annualized 2007 investment advisory fees for Wood and Sovereign. Since December 31, 2008, our aggregate assets under management, however, declined only a further $99.5 million, to approximately $7,473.7 million at February 28, 2009, principally related to equity market movements during the period, although the effect was partially offset by the net new account activity.

     Our assets under management by major investment strategy were as follows at December 31, 2008 and 2007.

	2008		2007
	(in millions)	% of total	(in millions)	% of total
U.S. fixed income	$6,674.8	88.2%	$1,833.1	59.7%
U.S. equity	874.6	11.5%	1,237.7	40.3%
International equity	23.8	0.3%	—	—

Balance at end of period	$7,573.2	100.0%	$3,070.8	100.0%

     The increase in assets under management in the U.S. fixed-income investment strategy (both in absolute and relative terms) primarily reflects the acquisitions of NIS and Boyd and the decreases in the Wood assets noted previously.
     Our assets under management by broad client type were as follows at December 31, 2008 and 2007.

	2008		2007
	(in millions)	% of total	(in millions)	% of total
Institutional — Retirement plans	$3,633.3	48.0%	$1,126.4	36.7%
Institutional — Other	2,197.3	29.0%	73.3	2.4%
Retail — Broker/dealer accounts	948.6	12.5%	1,143.8	37.2%
Retail — Other	794.0	10.5%	727.3	23.7%

Balance at end of period	$7,573.2	100.0%	$3,070.8	100.0%

     The increase in assets under management with institutional accounts (both in absolute and relative terms) primarily reflects the acquisitions of NIS and Boyd and the decreases in the Wood and Sovereign assets noted previously.
     In addition, the activity related to the assets under management by Attalus on which we earn referral fees was as follows (in millions):

Balance at March 31, 2008	$938.3
New accounts	43.2
Other inflows (outflows) to existing accounts	15.5
Other activity, principally market movement	(190.8)

Balance at December 31, 2008	$806.2

% change from acquired balance	(14%)
     Assets managed by Attalus under the terms of our referral arrangement declined from $938.3 million at March 31, 2008 to $806.2 million at December 31, 2008, reflecting the overall negative investment performance of equity securities in the U.S. during this period.

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

			Period from
			February 2,
	Year ended	Percent of	2007 (inception)	Percent of
	December 31,	operating	to December 31,	operating
	2008	revenue	2007	revenue
	(dollars in thousands, except for per share data)
Operating revenues:
Investment advisory fees	$12,358	84%	$2,660	100%
Incentive fees	518	4%	—	—
Referral fees	1,799	12%	—	—

Total operating revenues	14,675	100%	2,660	100%

Operating expenses:
Administrative	16,283	111%	2,490	94%
Amortization of intangible assets	4,190	29%	809	30%
Impairment of intangible assets	6,533	45%	829	31%

Total operating expenses	27,006	184%	4,128	155%

Operating loss	(12,331)	(84%)	(1,468)	(55%)
Interest income	1,032	7%	2,191	82%
Interest expense	(28)	—	—	—

Income (loss) before taxes	(11,327)	(77%)	723	27%
Income tax expense (benefit)	(4,287)	(29%)	280	11%

Net income (loss)	$(7,040)	(48%)	$443	17%

Net income (loss) per share
basic	$(0.34)		$0.04

diluted	$(0.34)		$0.03

     Operating Revenues
     Operating revenues in 2008 reflect a full year of operations for Wood and Sovereign and nine months of operations for NIS. Operating revenues in 2007 reflect three months of operations for Wood and Sovereign.
     Our investment advisory fees by subsidiary were as follows:

	2008	2007
	(in thousands)
Wood	$4,149	$1,576
Sovereign	2,687	1,084
NIS	5,522	—

Total	$12,358	$2,660

     During 2008, our investment advisory fees for Wood increased because the 2007 activity reflects only three months of operations. Relative to a 2007 annualized amount of $6,304,000, our Wood investment advisory fees decreased by $2,155,000, or 34% in 2008. The decrease in investment advisory fees partially reflects the 48% decrease in Wood’s assets under management during 2008 because of the loss of accounts in the first half of 2008 following the death of Gary Wood, Wood’s founder, and the decrease in values for equity assets under management, particularly when the deterioration intensified in the second half of 2008. We anticipate further decreases in the Wood investment advisory fees in 2009 as we realize the full impact of the 48% decrease in assets under Wood’s management. Our investment advisory fees for Wood in 2009 will also be further impacted by fluctuations in equity values during 2009. Wood’s assets under management declined by approximately $100 million as a consequence of additional decreases in equity values in the first two months of 2009.
     During 2008, our investment advisory fees for Sovereign also increased because the 2007 activity reflects only three months of operations. Relative to a 2007 annualized amount of $4,336,000, our Sovereign investment advisory fees decreased $1,649,000, or 38% in 2008. The decrease in investment advisory fees reflects the 35% decrease in Sovereign’s assets under management in 2008. The decrease in assets under management was due to the loss of a $355 million account, as well as a number of smaller Sovereign accounts in the first half of 2008. We anticipate further decreases in Sovereign investment advisory fees in 2009 as we realize the full impact of the 35% decrease in assets under management in 2008.
     During 2008, we earned investment advisory fees of $5,522,000 through NIS subsequent to its acquisition as of March 31, 2008. We anticipate investment advisory fees for NIS will increase by approximately $1,800,000 in 2009 due to a full year of operations for NIS.
     We acquired Boyd as of December 31, 2008, and as a result, we will reflect a full year operations for Boyd in 2009. Boyd had 2008 revenues of approximately $5,900,000 that are not reflected in our results.
     Our incentive fees of $518,000 in 2008 reflect performance fees earned by NIS through its management of two preferred stock limited liability companies. Due to the volatility of the preferred stock limited liability companies returns, it is not possible to forecast the level of performance fees that may be earned in 2009, if any.
     Our referral fees of $1,799,000 represent nine months of revenues attributable to NIS’s distribution agreement with Attalus or an annualized amount of approximately $2,400,000. We expect our referral fees for 2009 will approximate the annualized amount for 2008 so long as new account activity offsets the impact of investment performance.
     Operating Expenses
     Administrative expenses in 2008 reflect a full year of operations for Wood and Sovereign and nine months of operations for NIS, as well as corporate activities related to completing the acquisitions and other corporate development activities, registering our Common Stock under the Exchange Act, and integration efforts. Administrative expenses in 2007 reflect activities during our initial organizing phase and three months of operations for Wood and Sovereign following our acquisition of them as of October 1, 2007. Administrative expenses in 2008 include employee compensation and benefits of $9,036,000 (62% of revenues), professional fees of $3,025,000 (21% of revenues), and occupancy expenses of $900,000 (6% of revenues). Administrative expenses in 2007 include employee compensation and benefits of $1,320,000 (50% of revenues), professional fees of $511,000 (19% of revenues) and occupancy expenses of $82,000 (3% of revenues).
     The increase in employee compensation and benefits expense of $7,716,000 in 2008 from 2007 was principally due to NIS expenses of $3,998,000 (51% of its revenues) and a full year of Wood and Sovereign operations. As a percent of revenues, employee compensation and benefits expense increased primarily due to the decrease in annualized revenues at Wood and Sovereign. We expect a full year of NIS operations will increase employee compensation and benefits expense by approximately $1,300,000 and that the acquisition of Boyd will increase employee compensation and benefits expense by approximately $3,600,000 (58% of its revenue) in 2009 from 2008. In addition, we expect the integration of the operational, administrative and sales staffs during 2009 will offset any selective additions to our staff.
     The increase in professional fees of $2,514,000 in 2008 from 2007 primarily was the result of activities related to registering our Common Stock under the Exchange Act. During 2008, we incurred approximately $1,500,000 of legal fees, accounting fees, and printing expenses related to registration. We expect to reduce professional expenses by approximately $1,800,000 in 2009 from 2008.

     The increase in occupancy expenses of $818,000 in 2008 from 2007 was principally due to NIS expenses of $388,000 and a full year of Wood and Sovereign operations. We expect a full year of operations for NIS will increase occupancy expenses by approximately $120,000 and that the acquisition of Boyd will increase occupancy expenses by an additional $250,000 in 2009 from 2008.
     Overall we expect administrative expenses in 2009 will increase approximately $2,100,000 from 2008 due to a full year of NIS operations and approximately $5,000,000 due to the acquisition of Boyd. However, as noted above, we expect to reduce administrative expenses by approximately $1,800,000 through the reduction of professional fees.
     Amortization and impairment of intangible assets represent non-cash charges related to the intangible assets acquired in the purchases of the Wood, Sovereign, and NIS businesses. The amortization charge of $4,190,000 in 2008 represents a full year of amortization for the Wood and Sovereign intangible assets and nine months of amortization for the NIS intangible assets. The amortization charge of $809,000 in 2007 represents three months of amortization for the Wood and Sovereign intangible assets. In 2008, we incurred impairment charges of $6,533,000 related to the customer relationship intangible assets of Wood and Sovereign. We recognized $1,792,000 in the second quarter of 2008 due to the loss of institutional accounts at Wood and Sovereign. In the fourth quarter of 2008, we recognized further impairment charges of $4,741,000 related to these assets primarily due to the significant equity market decreases over the second half of 2008. In 2007, we incurred an impairment charge of $829,000 related the death of Gary Wood and the non-compete agreement we had executed with him at the time of the acquisition of Wood. As a result of the impairment charges recognized during 2008, we expect our amortization expenses will decrease to $3,691,000 in 2009, despite the approximate $300,000 increase for the amortization of intangible assets acquired in the Boyd purchase.
     Our operating loss in 2008 was $12,331,000, which was primarily attributable to the non-cash intangible asset impairment charges of $6,533,000, the non-cash intangible asset amortization charges of $4,190,000, and the professional fees of $1,500,000 related to the registration of our Common Stock under the Exchange Act. Our operating loss for the period from our inception, February 2, 2007 through December 31, 2007 was $1,468,000, which was primarily attributable to the non-cash intangible asset amortization charges of $809,000 and the non-cash intangible asset impairment charges of $829,000, and administrative expenses related to our organizing activities.
     Our interest income was $1,032,000 in 2008 compared to $2,191,000 in 2007. Substantially all of our interest income is earned from invested cash balances from our $120,000,000 private placement of units. In the fourth quarter of 2008, we invested approximately $10,700,000 in corporate fixed-income securities to enhance our average yield. We expect interest income will continue to decrease in 2009 as we use part of the remaining cash balances to fund deferred payments in connection with our acquisitions. See “Liquidity and Capital Resources” below.
     Our income tax benefit for 2008 was $4,287,000, resulting in an effective tax rate of 37.8%. The income tax benefit consists of refundable taxes under federal carryback provisions and deferred tax benefits recognized for federal and state net operating loss carryforwards and other deductible temporary differences. The effective tax rate for 2008 principally reflects federal taxes at the statutory rate and state income taxes. Our income tax expense for the period from our inception through December 31, 2007 was $280,000, resulting in an effective tax rate of 38.7%. The effective tax rate for 2007 reflects federal income taxes at the statutory rate and state income taxes.
     As a result of the factors described above, we had a net loss of $7,040,000 for 2008 and net income of $443,000 in the period from our inception through December 31, 2007.

Liquidity and Capital Resources

		Period from
		February 2, 2007
	Year Ended	(inception) to
	December 31,	December 31,
	2008	2007
Net cash provided by (used in) operating activities	$(633,000)	$2,478,000
Net cash provided by (used in) investing activities	12,015,000	(89,571,000)
Net cash provided by (used in) financing activities	(12,017,000)	106,481,000
     Net cash provided by operating activities decreased to $(633,000) compared to $2,478,000 for the period from our inception through December 31, 2007. The decrease is attributable to the significant level of professional fees related to the registration of our Common Stock under the Exchange Act and the decrease in interest income. The changes in working capital accounts from December 31, 2007 to December 31, 2008 were primarily related to acquisitions of NIS and Boyd.
     Investing activities primarily reflect the placement of the net proceeds from our $120,000,000 private placement of units into a trust account in 2007, the release of funds from the trust account during 2007 and 2008, the acquisitions of Wood and Sovereign in 2007, and the acquisition of NIS in 2008.
     Financing activities primarily reflect the net proceeds from our $120,000,000 private placement of units and the repurchases of shares of Common Stock. In 2007, we raised $110,373,000 from the private placement of units, net of the cost associated with issuing those units. In 2007, we used $3,892,000 to repurchase Common Stock from stockholders voting against the Wood and Sovereign acquisitions and electing to have their shares repurchased. In 2008, we used $12,017,000 to repurchase Common Stock from stockholders voting against the NIS acquisition and electing to have their shares repurchased.
     Our cash and cash equivalents at December 31, 2008 were $18,753,000, compared to cash and cash equivalents at December 31, 2007 of $19,388,000. At December 31, 2008, we also had short-term securities available for sale of $10,683,000, which are available to fund operations and acquisition activities.
     At December 31, 2008, we had the following cash obligations due under our acquisition agreements:

Amounts due in 2009:
Boyd acquisition payment made January 2009	$7,500,000
NIS deferred acquisition payment due March 2009	645,000

8,145,000

Amounts due in 2011:
NIS deferred acquisition payment due March 2011	1,000,000

Total cash obligations under acquisition agreements	$9,145,000

     In addition to these cash obligations, we have a $960,000 obligation due in 2011 under the Boyd acquisition agreement that will be settled in 192,000 shares of Common Stock, except under certain circumstances as defined in the Boyd agreement.

     Based on our current expectations for assets under management and operating revenues, we estimate the following additional contingent payments will be due under our acquisition agreements:

	Total	Cash portion	Stock portion

Amounts due in 2009:
Payment due based on Wood assets under management at September 30, 2009. The maximum payment of $2,000,000 is prorated based on $1.5 billion of assets under management and up to 50% is payable in Common Stock.	$990,000	$495,000	$495,000
Payment due based on Sovereign assets under management at September 30, 2009. The maximum payment of $2,000,000 is prorated based on $1.9 billion of assets under management and up to 50% is payable in Common Stock.	1,010,000	505,000	505,000

	2,000,000	1,000,000	1,000,000
Amounts due in 2011:
Payment due based on Wood assets under management at September 30, 2011. The maximum payment of $2,000,000 is prorated based on $1.5 billion of assets under management and up to 50% is payable in Common Stock.	1,613,000	807,000	806,000
Payment due based on Sovereign assets under management at September 30, 2011. The maximum payment of $2,000,000 is prorated based on $1.9 billion of assets under management and up to 50% is payable in Common Stock.	1,325,000	663,000	662,000
Deferred variable payment due based on the revenue run rate for Boyd as of December 31, 2010 exceeding $6,250,000. The maximum payment of $8,000,000, of which up to 35% is payable in Common Stock.	8,000,000	5,200,000	2,800,000

	10,938,000	6,670,000	4,268,000

Total amounts due under acquisition agreements	$12,938,000	$7,670,000	$5,268,000

     We believe our current level of cash and cash equivalents and short-term securities available for sale are sufficient to fund our ongoing operations, to fund current obligations under our completed acquisitions, to fund the expected cash portion of contingent payments due under our completed acquisitions, and to provide consideration for additional acquisitions. We expect to fund future acquisitions partly through issuance of additional Common Stock and with cash from the conversion of our outstanding Warrants, although we may incur bank debt as well.
     In addition, NIS has a $950,000 line of credit from a financial institution secured by a general business lien. The line of credit is payable on demand and bears interest at the prime rate, which was 3.25% at December 31, 2008. There were no outstanding borrowings on the NIS line of credit at December 31, 2008.
Off-Balance Sheet Arrangements
     We have no off-balance sheet arrangements.

Critical Accounting Estimates
     The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates, including those related to the estimated useful lives of intangible assets, impairment of goodwill and other intangibles, potential valuation allowance for deferred tax asset and contingencies, particularly litigation. We base our estimates on historical experience of our subsidiaries, independent valuations and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.
     We believe the following critical accounting policies govern the more significant judgments and estimates used in the preparation of its consolidated financial statements:
     Other Intangible Assets Other Than Goodwill. We estimate the fair value of intangible assets acquired in business acquisitions, including acquired customer relationships, brands, and non-compete agreements. These intangible assets are amortized on a straight-line basis over their useful lives consistent with the estimated useful lives considered in determining their fair values. In accordance with Statement of Financial Accounting Standards, or SFAS, No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, or SFAS 144, we test the remaining carrying amounts of long-lived assets, including intangible assets, for recoverability whenever events or circumstances indicate that their carrying amounts may not be recoverable. The recoverability tests generally require us to project the future cash flows related to our subsidiaries and to compare the undiscounted cash flows with the carrying amounts of the long-lived assets. If the carrying amounts exceed the undiscounted cash flows, we recognize impairment charges to reduce the carrying amounts to the estimated fair values of the respective intangible assets. We estimate the fair values using an income approach that discounts the projected future cash flows for the asset to a present value using an appropriate discount rate. The projection of future cash flows and the selection of an appropriate discount rate involve significant judgments and estimates. We also review amortization methods and lives of those assets to determine if they remain appropriate.
     Primarily during the quarter ended June 30, 2008, Wood and Sovereign lost certain significant customers and related revenues. Due to the significance of these losses, we completed an impairment assessment under SFAS 144 of the carrying amounts for the customer relationship intangible assets from the Wood and Sovereign acquisitions. We concluded that the customer relationship intangible assets were impaired due to decreased actual and forecasted cash flows of those subsidiaries and recorded impairment charges of $1,792,000 in the second quarter of 2008.
     Further, as a result of the significant equity market decreases over the second half of 2008, we reassessed the recoverability of the customer relationship intangible assets acquired in the Wood, Sovereign and NIS acquisitions at December 31, 2008. We determined that the Wood customer relationship asset had been further impaired and recognized a $4,540,000 impairment charge. We also determined that the Sovereign customer relationship asset had been further impaired and recognized a $201,000 impairment charge. We determined the carrying amount of the NIS client referral relationship was still recoverable.
     In 2007, we incurred an impairment charge of $829,000 related the death of Gary Wood and the non-compete agreement we had executed with him at the time of the acquisition of Wood.
     Goodwill. We perform goodwill impairment tests annually, or whenever events or changes in circumstances indicate that the carrying amount of goodwill might not be recoverable, using the two-step process prescribed in SFAS No. 142, Goodwill and Other Intangible Assets. The first step is to evaluate for potential impairment by comparing the reporting unit’s fair value with its carrying amount (including goodwill). If the carrying amount of the reporting unit exceeds its fair value, we complete the second step under which the fair value of the reporting unit is allocated to its assets and liabilities, including recognized and unrecognized intangibles. If the implied fair value of the reporting unit’s goodwill is lower than its carrying amount, goodwill is impaired and written down to its implied fair value. We complete our annual test for impairment during our fourth quarter.

     We completed an evaluation of our fair value and the impact of such on our goodwill balance as of December 31, 2008. We estimated the fair value using a discounted cash flow analysis, excluding the Boyd operations that were acquired on December 31, 2008, and added Boyd at its acquired fair value. A discounted cash flow analysis measures fair value by reference to projected future cash flows from operations over a five-year forecast period and an estimated residual value and through the application of a discount rate to reflect those amounts at their present value. In preparing our cash flow forecasts, we considered historical and projected growth rates, our business plans, prevailing relevant business conditions and trends, anticipated needs for working capital and capital expenditures, and historical and expected levels and trends of operating profitability. We specifically considered the impact that prior and future changes in our assets under management have on our future revenues. Among other things, our assets under management are impacted by our ability to retain current clients and attract new clients, and by equity and fixed-income market returns. During 2008, our assets under management were impacted by significant decreases in the equity markets during the last half of 2008 and by the loss of customer accounts during the first half of 2008. We specifically considered these impacts in projecting fee revenue over the next several years. As a result of the fair value assessment, we concluded that the value of our goodwill was recoverable as of December 31, 2008. While we assessed the carrying amount of goodwill not to be impaired as of December 31, 2008, should future results or economic events cause a change in our projected cash flows, or should our operating plans change, future determinations of fair value may not support the carrying amount of goodwill.
     Potential Valuation Allowance for Deferred Tax Asset. We record income taxes using the liability method specified by SFAS No. 109, Accounting for Income Taxes. We recognize deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax bases of assets and liabilities, and for the expected future tax benefit from net operating losses carryforwards. We establish valuation allowances when we believe it is more likely than not that some portion of the deferred tax assets, including net operating loss carryforwards, will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.
     At December 31, 2008, we had deferred tax assets for net operating loss carryforwards of $1,329,000 and temporary differences related to goodwill and intangible assets of $2,779,000. The net operating loss carryforwards expire in 2022 and 2023. We determined that no valuation allowance was required at December 31, 2008 based on our operating forecasts that we developed in conjunction with our estimation of our fair value.
     We adopted Financial Accounting Standards Board, or FASB, Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, or FIN 48. FIN 48 clarifies the financial statement recognition threshold and measurement attribute of a tax position taken or expected to be taken on a tax return in accordance with SFAS 109. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. Under FIN 48, we apply a more likely than not recognition threshold for all tax uncertainties. FIN 48 only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by taxing authorities. There was no impact on our consolidated financial position or consolidated results of operations from the adoption of FIN 48.
     Fair Value of Financial Instruments. In accordance with the requirements of SFAS No. 107, Disclosure About Fair Value of Financial Instruments, or SFAS 107, we estimate fair value amounts using available market information and valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein may not be indicative of the amounts we could realize in a current market exchange or may be different from the value that other person’s would have attributed to the asset in accordance with SFAS 107. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.
     Our assets under management consist of equity and fixed-income securities. We value equity securities held in client portfolios at the last closing price on the primary exchange on which the securities are traded. We value fixed-income securities based on prices from independent sources, such as listed market prices or broker or dealer price quotations.
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
     During the course of an internal investigation, management of NIS found evidence suggesting that certain of its customers’ plan assets were invested in a manner inconsistent with the plans’ authorized investment policies. Management is currently in the discovery stages of its investigation and is assessing the potential impact to us and NIS’s level of responsibility. NIS voluntarily settled with one of its affected customers in the amount of $60,000, which was included in other current liabilities at December 31, 2008, and paid in January 2009. Due to the uncertainties involved, we are unable to reasonably estimate the amount, or range of amounts, of possible additional losses associated with the resolution of this matter beyond what has been recorded. While management cannot estimate the amount, or range of amounts, of potential losses, if any, the maximum exposure regardless of the outcome would be limited to NIS’s professional liability and directors and officers’ liability insurance policy deductible, which is $500,000.
     During 2008, we received an invoice for $670,000 from the lawyers who worked on the placement of the Common Stock on AIM in June 2007. We are disputing this invoice and at the current time believe we are not liable. Accordingly, no provision has been made in the consolidated financial statements for the invoice. In the event that we must pay all or a portion of this amount, the consolidated income statement will be unaffected and we do not expect its consolidated financial position to materially change.
     We are from time to time involved in legal matters incidental to the conduct of our business and such matters can involve current and former employees and vendors. Management does not expect these would have a material effect on our consolidated financial position or results of operations.
Recent Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, or SFAS 141(R), and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51, or SFAS 160. SFAS 141(R) will change how business acquisitions are accounted for and SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141(R) and SFAS 160 are effective for fiscal years beginning on or after December 15, 2008 (January 1, 2009 for us). We do not expect the adoption of SFAS 141(R) and SFAS 160 will have a material impact on our consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, or SFAS 161. SFAS 161 amends and expands disclosures about derivative instruments and hedging activities. SFAS 161 requires qualitative disclosures about the objectives and strategies of derivative instruments, quantitative disclosures about the fair value amounts of and gains and losses on derivative instruments, and disclosures of credit risk related contingent features in hedging activities. SFAS 161 is effective for fiscal years beginning after November 15, 2008 and will be effective for us in fiscal year 2009. Early adoption is prohibited; however, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. We do not expect the adoption of SFAS 161 will have a material impact on our consolidated financial statements.
     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, or SFAS 162. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements for non-governmental entities that are presented in conformity with accounting principles generally accepted in the United States of America. SFAS 162 will be effective 60 days after the Commission approves the Public Company Accounting Oversight Board’s amendments to AU Section 411. We do not anticipate the adoption of SFAS 162 will have an impact our consolidated financial statements.

     In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, or FSP No. 157-2, to partially defer SFAS No. 157, Fair Value Measurements, or SFAS 157. FSP No. 157-2 defers the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. We are currently evaluating the impact of adopting the provisions of FSP No. 157-2.
     In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets, or FSP No. 142-3. FSP No. 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset and the period of the expected cash flows used to measure the fair value of the asset when the underlying arrangement include renewal or extension terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must use consider assumptions that market participants would use about renewal or extension as adjusted for entity-specific factors. FSP No. 142-3 is effective for us beginning January 1, 2009. We do not expect the impact of the adoption of FSP No. 142-3 to have a material effect on our consolidated financial statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
          Not applicable.

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Titanium Asset Management Corp.
Milwaukee, Wisconsin
We have audited the accompanying consolidated balance sheets of Titanium Asset Management Corp. and Subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2008 and for the period from February 2, 2007 (inception) through December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for the year ended December 31, 2008 and for the period from February 2, 2007 (inception) through December 31, 2007, in conformity with U.S. generally accepted accounting principles.
/s/ Cherry, Bekaert & Holland, L.L.P.
Charlotte, North Carolina
March 30, 2009

Titanium Asset Management Corp.
Consolidated Balance Sheets
(in thousands except for share and per share amounts)

	December 31,	December 31,
	2008	2007

Assets
Current assets
Cash and cash equivalents (Note 10)	$18,753	$19,388
Securities available for sale (Note 10)	10,683	—
Cash and cash equivalents held in trust (Note 3)	—	55,587
Accounts receivable	4,041	388
Refundable income taxes (Note 7)	512	—
Other current assets	908	115

Total current assets	34,897	75,478

Securities available for sale (Note 10)	672	—
Property and equipment	543	19
Less accumulated depreciation	87	16

Property and equipment, net	456	3

Goodwill (Note 6)	32,757	21,987
Intangible assets, net (Note 6)	32,206	15,340
Deferred income taxes (Note 7)	4,202	377

Total assets	$105,190	$113,185

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$663	$149
Accrued income taxes (Note 7)	—	657
Acquisition payments due (Note 5)	8,145	—
Deferred revenues	273	—
Other current liabilities	1,516	455

Total current liabilities	10,597	1,261

Acquisition payments due (Note 5)	1,889	—

Total liabilities	12,486	1,261

Commitments and contingencies (Notes 8 and 12)
Common stock, subject to possible conversion, 20,000,000 shares at conversion value (Note 3)	—	55,587
Stockholders’ equity (Note 3)
Common stock, $0.0001 par value; 54,000,000 shares authorized; 20,464,002 and 22,993,731 shares issued and outstanding at December 31, 2008 and 2007, respectively	2	2
Restricted common stock, $0.0001 par value; 720,000 shares authorized; 612,716 and 696,160 shares issued and outstanding at December 31, 2008 and 2007, respectively	—	—
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	—	—
Additional paid-in capital	99,694	55,892
Retained earnings (deficit)	(6,597)	443
Other comprehensive loss	(163)	—
Unearned compensation	(232)	—

Total stockholders’ equity	92,704	56,337

Total liabilities and stockholders’ equity	$105,190	$113,185

See notes to consolidated financial statements.

Titanium Asset Management Corp.
Consolidated Statements of Operations
(in thousands except for per share amounts)

		Period from
		February 2,
		2007
		(inception)
	Year Ended	through
	December 31,	December 31,
	2008	2007

Fee income	$14,675	$2,660

Operating expenses
Administrative	16,283	2,490
Amortization of intangible assets	4,190	809
Impairment of intangible assets	6,533	829

Total operating expenses	27,006	4,128

Operating loss	(12,331)	(1,468)

Other Income
Interest income	1,032	2,191
Interest expense	(28)	—

Income (loss) before taxes	(11,327)	723

Income tax expense (benefit)	(4,287)	280

Net income (loss)	$(7,040)	$443

Earnings (loss) per share
Basic	$(0.34)	$0.04
Diluted	$(0.34)	$0.03
See notes to consolidated financial statements.

Titanium Asset Management Corp.
Consolidated Statements of Changes in Stockholders’ Equity
For the year ended December 31, 2008 and for the period from February 2, 2007 (inception) through December 31, 2007
(in thousands except for share amounts)

	Common Stock			Restricted Shares
		Shares				Additional	Retained	Other		Total
		held by				Paid-in	Earnings	Comprehensive	Unearned	Stockholders’
	Shares	TIP	Amount	Shares	Amount	Capital	(Deficit)	Loss	Compensation	Equity

Common stock issued	2,880,000	—	$—	—	$—	$20	$—	$—	$—	$20
Restricted stock issued	—	—	—	720,000	—	5	—	—	—	5
Issue of stock units (Note 3)	20,000,000	—	2	—	—	52,668	—	—	—	52,670
Stock issued in connection with acquisition of Wood and Sovereign (Note 5)	909,091	—	—	—	—	5,000	—	—	—	5,000
Common stock redemption (Note 3)	(795,360)	—	—	(23,840)	—	(3,892)	—	—	—	(3,892)
Warrant issued to placement agent	—	—	—	—	—	2,091	—	—	—	2,091
Net income	—	—	—	—	—	—	443	—	—	443

Balance at December 31, 2007	22,993,731	—	2	696,160	—	55,892	443	—	—	56,337
Transfer in — repurchase rights not executed (Note 3)	—	—	—	—	—	55,587	—	—	—	55,587
Common stock redemption (Note 3)	(2,542,229)	—	—	(83,444)	—	(12,017)	—	—	—	(12,017)
Unallocated shares acquired with acquisition of TIP (Note 3)	—	(97,011)	—	—	—	—	—	—	—	—
Employee share grants (Note 3)	12,500	—	—	—	—	232	—	—	(232)	—
Net loss	—	—	—	—	—	—	(7,040)	(163)	—	(7,203)

Balance at December 31, 2008	20,464,002	(97,011)	$2	612,716	$—	$99,694	$(6,597)	$(163)	$(232)	$92,704

See notes to consolidated financial statements

Titanium Asset Management Corp.
Consolidated Statements of Cash Flows
(in thousands)

		Period from
		February 2,
	Year ended	2007 through
	December 31,	December 31,
	2008	2007

Cash flows from operating activities
Net income (loss)	$(7,040)	$443
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,262	825
Impairment of intangible assets	6,533	829
Accretion of acquisition payments	26	—
Deferred income taxes	(3,823)	(377)
Changes in assets and liabilities:
Increase in accounts receivable	(29)	(388)
Increase in other current assets	(607)	(115)
Increase in accounts payable	511	149
Increase(decrease) in income taxes	(1,070)	657
Increase in other current liabilities	604	455

Net cash provided by (used in) operating activities	(633)	2,478

Cash flows from investing activities
Purchases of property and equipment	(326)	(19)
Cash and cash equivalents held in (released from) trust	55,587	(55,587)
Purchase of short-term securities available for sale	(10,651)	—
Purchase of securities available for sale	(968)	—
Cash paid for acquisition of subsidiaries, net of cash acquired	(31,627)	(33,965)

Net cash provided by (used in) investing activities	12,015	(89,571)

Cash flows from financing activities
Issuance of common stock units	—	120,025
Costs associated with share issue	—	(9,652)
Common stock redeemed	(12,017)	(3,892)

Net cash provided by (used in) financing activities	(12,017)	106,481

Net increase (decrease) in cash and cash equivalents	(635)	19,388

Cash and cash equivalents:
Beginning	19,388	—

Ending	$18,753	$19,388

Supplemental disclosure of cash flow information
Income taxes paid	$606	$—

Supplemental disclosure of non-cash investing and financing activities
Net unrealized loss on securities available for sale	$163	$—
Paid-in capital attributed to common stock repurchase rights not executed	$55,587	$—
Fair value of placement agent warrant	$—	$2,091
Payments due in connection with acquisitions	$10,365	$—
See notes to consolidated financial statements.

Titanium Asset Management Corp.
Notes to Consolidated Financial Statements
Note 1 — Nature of business
Titanium Asset Management Corp. (the “Company”) was incorporated on February 2, 2007. The Company commenced operations as a special purpose acquisition company to acquire one or more operating companies engaged in the asset management industry. The Company was admitted to trading on AIM, a market operated by the London Stock Exchange on June 21, 2007.
On October 1, 2007, the Company acquired all of the voting common stock of Wood Asset Management, Inc. (“Wood”) and all of the membership interests of Sovereign Holdings, LLC (“Sovereign”), two asset management firms. On March 31, 2008, the Company acquired all of the outstanding capital stock of National Investment Services, Inc. (“NIS”), a third asset management firm. After such business combinations, the Company ceased to act as a special purpose acquisition company. On December 31, 2008, the Company acquired all the membership interests of Boyd Watterson Asset Management, LLC (“Boyd”), a fourth asset management firm. See Note 5 for descriptions of these acquisitions. The Company’s strategy is to manage these operating companies as an integrated business.
Note 2 — Significant accounting policies
These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. A summary of the Company’s significant accounting policies are as follows:
Consolidation — The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated.
Fee income — Revenue is recognized when the following criteria are met: evidence of an arrangement exists, the price is fixed or determinable, collectability is reasonable assured and delivery has occurred or services have been rendered. The Company bills its investment advisory fees in accordance with the contractual arrangements and as services are performed. Fees are calculated based on the fair value of the assets under management and may be billed in arrears or advance. These amounts are included in accounts receivable or deferred revenues in the accompanying consolidated balance sheets. As of December 31, 2008, the Company had deferred revenue for services billed in advance of $273,000.
Investment advisory fees also include incentive fees that may be earned by the Company. Incentive fee arrangements generally entitle the Company to participate, on a fixed-percentage basis, in the net profits earned by the limited liability companies to which NIS is the managing member and a Cayman Island exempted company to which NIS acts as an investment advisor. The Company’s participation percentage is multiplied by the net profits earned by these managed companies to determine the amount of the incentive fee. If losses are incurred, the losses are netted against net profits before the Company is eligible to participate in any incentive fees. Incentive fees, if any, are calculated and paid on an annual basis. Pursuant to the preferred accounting method under Emerging Issues Task Force (“EITF”) Issue D-96, Accounting for Management Fees Based on a Formula, such incentive fee income is recorded at the conclusion of the performance period, when all contingencies are resolved. The Company recognized $518,000 in incentive fees in the year ended December 31, 2008 and none for the period from February 2, 2007 to December 31, 2007.
Cash equivalents and concentration of credit risk — For purposes of reporting cash flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company periodically maintains cash balances with financial institutions, which at times may exceed insured limits. Management believes that the use of quality financial institutions minimizes the risk of loss associated with cash and cash equivalents.

Titanium Asset Management Corp.
Notes to Consolidated Financial Statements (continued)
Investments in securities — Investments in available for sale securities consist of corporate bond securities and an investment in a commingled stock fund. None of the Company’s securities are classified as trading or held to maturity. Available for sale securities are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as a separate component of stockholders’ equity.
Interest on corporate bond securities is accrued based on the terms of the securities. Realized gains and losses, including loss from declines in value of specific securities determined by management to be other-than-temporary, are included in consolidated income. Realized gains and losses are determined on the basis of the specific securities sold.
For the investment in the commingled stock fund, realized gains and losses, including losses from declines in value that are determined by management to be other-than-temporary, are included in consolidated income. Realized gains or losses are determined on the basis of the sale of shares of the commingled fund or distributions received from the commingled fund.
Fair value of financial instruments — In accordance with the requirements of Statement of Financial Accounting Standards (“SFAS No. 107”), Disclosure About Fair Value of Financial Instruments, estimated fair values have been determined by the Company using available market information and valuation methodologies described below. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein may not be indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair values. The carrying amounts of cash, accounts receivable, other current assets, accounts payable, acquisition payments due, and other current liabilities approximate their fair values due to the short-term maturities of these instruments.
The Company’s assets under management consist of equity and fixed-income securities held in client portfolios. Equity securities are valued at the last closing price on the primary exchange on which the securities are traded. Fixed-income securities are valued based on prices from independent sources, such as listed market prices or broker or dealer price quotations.
Receivables and allowance for doubtful accounts — Accounts receivable are customer obligations due under normal trade terms. Management does not require collateral from customers. Management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. Included in the allowance for doubtful accounts is any balance considered uncollectible plus a general reserve based on management’s assessment of customers’ overall financial condition. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. At December 31, 2008 and 2007, management did not believe an allowance for doubtful accounts was necessary due to the nature of the Company’s receivables and history of collections.
Property and equipment — Property and equipment is stated at cost or acquired values. Major expenditures for property and equipment are capitalized; while replacements, maintenance and minor repairs that do not improve the utility or extend the lives of the respective assets are expensed as incurred. When assets are retired or otherwise disposed of, their costs and related accumulated depreciation are removed from the accounts and resulting gains or losses are included in income. Depreciation is computed using the straight-line method over estimated useful lives of the related assets. Depreciation is based on the following estimated useful lives: Office furniture and fixtures and equipment — 2 to 5 years.
Business combinations — Acquisitions of businesses are accounted for using the purchase method. The cost of the business combination is measured as the aggregate of the fair values (at the date of exchange) of assets given, liabilities incurred or assumed, and equity instruments issued by the Company in exchange for control of the acquiree, plus any costs directly attributable to the business combination. The acquiree’s identifiable assets and liabilities are recognized at their fair values at the acquisition date.

Titanium Asset Management Corp.
Notes to Consolidated Financial Statements (continued)
Goodwill and intangible assets — Goodwill represents the excess of the cost of purchased businesses over the fair value of the net assets acquired.
The Company tests the goodwill balance for impairment annually and between annual tests if circumstances would require it. The Company’s goodwill testing is a two-step process with the first step being a test for potential impairment by comparing the fair value of the reporting unit with its carrying amount (including goodwill). If the fair value of the reporting unit exceeds the carrying amount, then no impairment exists. If the carrying amount of the reporting unit exceeds the fair value, the Company completes the second step to measure the amount of the impairment, if any. The Company completes the annual test for impairment during its fourth quarter.
Identifiable intangible assets are carried at amortized cost. Intangible assets with definite lives are amortized over their useful lives and amortization is computed using the straight line method over their expected useful lives. Intangible and other long-lived assets are reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets pursuant to which an impairment loss is recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. Long-lived assets are tested for recoverability whenever events of changes in circumstances indicate that their carrying amounts may not be recoverable.
Advertising costs — Advertising costs are expensed as incurred. Advertising expense was approximately $283,000 and $6,000 for the year ended December 31, 2008, and for the period from February 2, 2007 (inception) to December 31, 2007, respectively.
Operating leases — Operating lease payments are recognized as an expense on a straight-line basis over the lease term. Contingent rentals arising under operating leases are recognized as an expense in the period in which they are incurred. In the event that lease incentives are received to enter into operating leases, such incentives are recognized as a liability. The aggregate benefit of incentives is recognized as a reduction of rental expense on a straight-line basis.
Share-based payments — Share-based payments to employees are measured at the fair value of the equity instruments at the grant date. The fair values of equity-settled share-based transactions are determined based on the current values of the Company’s common stock and the restrictions on the grants, including future service periods.
The fair value determined at the grant date of the equity-settled share-based payments is expensed on a straight-line basis over the vesting period, based on the Company’s estimate that all grants will eventually vest. At each balance sheet date, the Company revises its estimate of the number of equity instruments expected to vest. The impact of the revision of the original estimates, if any, is recognized in profit or loss over the remaining vesting period, with a corresponding adjustment to unearned compensation.
Income taxes — Income taxes are calculated using the liability method specified by SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). The Company recognizes deferred tax assets and liabilities for both the expected impact of the differences between the financial statement and income tax bases of assets and liabilities, and for the expected future tax benefits to be derived from offsetting the net operating loss and tax credit carryforwards against taxable income, if any. The Company establishes a valuation allowance to reflect the likelihood of realization of deferred tax assets. Deferred tax assets are reduced, if necessary, by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.
The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the financial statement recognition threshold and measurement attribute of a tax position taken or expected to be taken on a tax return in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. Under FIN 48, the Company applies a more likely than not recognition threshold for all tax uncertainties. FIN 48 only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by taxing authorities. There was no impact on the Company’s consolidated financial position or consolidated results of operations from the adoption of FIN 48.

Titanium Asset Management Corp.
Notes to Consolidated Financial Statements (continued)
Earnings per share — The Company computes earnings per share (“EPS”) in accordance with SFAS No. 128, Earnings per Share (“SFAS 128”). SFAS 128 requires presentation of both basic and diluted EPS on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Potentially dilutive securities include the incremental common shares issuable upon exercise of the warrants using the treasury stock method, as well as shares of restricted stock because the number of common shares into which they are convertible is contingent on the achievement of a ten-day average share price exceeding the conversion price or a change in control as discussed in Note 3. For the period ended December 31, 2007, approximately 696,000 shares of outstanding restricted stock have been excluded from the calculation of diluted EPS because the ten-day average share price did not exceed the conversion price at any time in the reporting periods. In addition, in periods of net loss, all potentially dilutive common shares are excluded from the computation of diluted weighted average shares outstanding, as their inclusion would have an anti-dilutive effect on net loss per share. As a result of the net loss for the year ended December 31, 2008, all potentially dilutive securities were excluded from the computation of diluted EPS due to their anti-dilutive effect.
Operating segments — The Company identifies its operating segments on the basis of internal reports about the components of the Company that are regularly reviewed by the chief operating decision maker in order to allocate resources to the segment and to assess its performance. Because of the similarities in the nature of the services each of the Company’s subsidiaries provide, the type of customers they serve and the environment in which they operate, the Company aggregates the subsidiaries as a single operating segment.
Accounting estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
Recent accounting pronouncements
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 141(R) will change how business acquisitions are accounted for and SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141(R) and SFAS 160 are effective for fiscal years beginning on or after December 15, 2008 (January 1, 2009 for the Company). The adoption of SFAS 141(R) and SFAS 160 is not expected to have a material impact on the Company’s consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 amends and expands disclosures about derivative instruments and hedging activities. SFAS 161 requires qualitative disclosures about the objectives and strategies of derivative instruments, quantitative disclosures about the fair value amounts of and gains and losses on derivative instruments, and disclosures of credit risk related contingent features in hedging activities. SFAS 161 is effective for fiscal years beginning after November 15, 2008 and will be effective for the Company in fiscal year 2009. Early adoption is prohibited; however, presentation and disclosure requirements must be retrospectively applied to comparative financial statements. The adoption of SFAS 161 is not expected to have a material impact on the Company’s consolidated financial statements.
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements for non-governmental entities that are presented in conformity with accounting principles generally accepted in the United States of America. SFAS 162 will be effective 60 days after the Securities and Exchange Commission approves the Public Company Accounting

Titanium Asset Management Corp.
Notes to Consolidated Financial Statements (continued)
Oversight Board’s amendments to AU Section 411. The Company does not anticipate the adoption of SFAS 162 will have an impact on its consolidated financial statements.
In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP No. 157-2”), to partially defer SFAS No. 157, Fair Value Measurements (“SFAS 157”). FSP No. 157-2 defers the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. The Company is currently evaluating the impact of adopting the provisions of FSP No. 157-2.
In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). This guidance is intended to improve the consistency between the useful life of a recognized intangible asset and the period of the expected cash flows used to measure the fair value of the asset when the underlying arrangement includes renewal or extension terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must use consider assumptions that market participants would use about renewal or extension as adjusted for entity-specific factors. FSP 142-3 is effective for the Company beginning January 1, 2009. The adoption of FSP 142-3 is not expected to have a material impact on the Company’s consolidated financial statements.
Note 3 — Stockholders’ equity
The Company’s initial capitalization consisted of 2,880,000 shares of common stock and 720,000 shares of restricted stock (collectively “Founding Stock”) issued on March 2, 2007.
During 2007, the Company raised $120 million, before expenses, through a private placement of units consisting of one share of common stock and a warrant to purchase one share of common stock at $4.00 per share. Monies raised through the private placement, net of costs and working capital, were held in a trust account pending stockholder approval of acquisitions (“Business Combinations”) and the Company meeting certain other investment requirements. These warrants expire in June 2011 unless earlier redeemed by the Company. The holders of common stock were entitled to require the Company to repurchase their shares if the Company sought approval for a Business Combination and the stockholder voted against the proposal. Because the conditions of repurchase of these shares of common stock were not solely within the control of the Company, in accordance with FASB 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, the Company classified the shares of common stock, subject to possible conversion, as temporary equity outside of stockholders’ equity.
In connection with the Wood and Sovereign acquisitions, the Company repurchased 700,000 shares at $5.50 per share plus approximately $42,000 in interest from stockholders that voted against the acquisition proposals and elected to have their common stock shares repurchased. In addition, pursuant to requirements in the certificate of incorporation that the Founding Stock represent no more than 15.2% of the Company’s capital stock after such repurchase, the Company cancelled 95,360 shares of common stock and 23,840 shares of restricted stock owned by holders of Founding Stock. In connection with the NIS acquisition, the Company repurchased 2,208,453 common shares at $5.32 per share plus approximately $270,000 in interest from stockholders that voted against the acquisition proposal and elected to have their common stock shares repurchased. In addition, pursuant to requirements in the certificate of incorporation that the Founding Stock represent no more than 15.2% of the Company’s capital stock after such a repurchase, the Company cancelled 333,777 shares of common stock and 83,444 shares of restricted stock owned by holders of Founding Stock.
With the completion of the Wood, Sovereign, and NIS acquisitions, the Company met the investment requirements related to the units, thereby relieving the Company of any further obligation to repurchase common stock issued as part of the units. As a result, the Company reclassified its common stock, subject to possible conversion, in the amount of $55,587,000 to additional paid-in capital. The remaining funds were released from the trust account at that time as well.

Titanium Asset Management Corp.
Notes to Consolidated Financial Statements (continued)
The Company has a wholly-owned subsidiary, Titanium Incentive Plan, LLC (“TIP”), that owns 306,358 shares of the Company’s common stock, all of which is Founding Stock. TIP was created at the time of the Company’s organization to hold shares of its common stock for one-time awards to the employees of acquired companies. It was not intended as a vehicle to provide additional on-going equity compensation to employees. As with all other shares of Founding Stock, the shares of common stock held by TIP are held in escrow until June 21, 2010. Pursuant to individual share grant agreements, TIP allocated all of its shares to Wood and Sovereign employees around the time of the acquisitions in 2007. The Company acquired TIP on July 14, 2008 and amended and restated the terms of these share grant agreements effective as of July 15, 2008 to, among other things, reflect reductions to the individual grant amounts related to the cancellation of shares of Founding Stock described above after the consummation of the Wood, Sovereign, and NIS acquisitions. Each grantee received a non-voting membership interest in TIP. At June 21, 2010, the grantee’s non-voting membership interest in TIP terminates and the grantee is entitled to an in-kind distribution of his or her allocated shares of common stock. The shares are subject to forfeiture in the event that the grantee’s employment with the Company or any of its subsidiaries is terminated for any reason (other than death of the grantee), unless otherwise determined by the board of directors. At December 31, 2008, no further shares of our common stock held by TIP have been allocated and 97,011 shares of our common stock held by TIP were unallocated due to grantee terminations and are available for future grants.
In connection with the acquisition of Boyd, the Company committed to the awarding of 58,000 shares of common stock to certain employees of Boyd, of which 12,500 were issued on December 31, 2008. These shares of common stock vest based on continuing employment through December 31, 2009. Subject to obtaining a valuation for such awards, the Company has credited paid-in capital $232,000 (based on an estimated $4.00 per share value), which will be charged to expense over the vesting period.
The shares of restricted stock carry voting rights and no rights to dividends except in the case of liquidation of the Company. They convert on a one for one basis to shares of common stock if at any time within five years of their issue the ten-day average share price of the common stock exceeds $6.90 or if there is a change in control (as defined in the Company’s certificate of incorporation).
In connection with the private placement, the Company granted an option to Sunrise Securities Corp. to acquire 2 million units at a price of $6.60. This option was valued at $2,091,000 using the Black-Scholes model and was credited to paid-in capital.
Note 4 — Comprehensive Income (Loss)
Comprehensive income (loss) for the year ended December 31, 2008 and for the period from inception, February 2, 2007, to December 31, 2007 are as follows:

		Period from
		February 2, 2007
	Year ended	(inception)
	December 31,	to December 31,
	2008	2007
	(in thousands)
Net income (loss)	$(7,040)	$443
Unrealized loss, net of tax benefit	(163)	—

Comprehensive income (loss)	$(7,203)	$443

Titanium Asset Management Corp.
Notes to Consolidated Financial Statements (continued)
Note 5 — Acquisitions
Acquisition of Wood
On October 1, 2007, the Company completed the acquisition of all of the voting common stock of Wood, an asset management firm in the equity and fixed-income markets.
In consideration for the sale and purchase of the voting common stock of Wood, the sellers received $27,500,000 in cash and 727,273 shares of common stock of the Company, with a fair value of $4,000,000. The sellers may receive additional payments should Wood achieve certain revenue and assets under management milestones during the three-year period after closing. At December 31, 2008, the remaining maximum payment that may be made under the sale and purchase agreement is $5,000,000 in cash and common stock.
The aggregate purchase price of Wood was approximately $33,164,000 including acquisition costs of $1,664,000. The following summarizes the fair values of the assets acquired at the date of acquisition. Goodwill recorded from this transaction is tax deductible.

Goodwill	$19,865,000
Intangible asset — customer relationships	12,026,000
Intangible asset — non-compete covenant	829,000
Intangible asset — brand	444,000

$33,164,000

Acquisition of Sovereign
On October 1, 2007, the Company completed the acquisition of all of the membership units of Sovereign, an asset management firm in the equity and fixed-income markets.
In consideration for the sale and purchase of the membership units of Sovereign, the sellers received $4,500,000 in cash and 181,818 shares of common stock, with a fair value of $1,000,000. The sellers may also receive additional payments should Sovereign achieve certain revenue and assets under management milestones during the three-year period after closing. At December 31, 2008, the remaining maximum payment that may be made under the sale and purchase agreement is $5,000,000 in cash and common stock.
The aggregate purchase price was approximately $5,801,000, including acquisition costs of $301,000. The following summarizes the fair values of the assets acquired at the date of acquisition. Goodwill recorded from this transaction is tax deductible.

Goodwill	$2,122,000
Intangible asset — customer relationships	2,665,000
Intangible asset — non-compete covenant	833,000
Intangible asset — brand	181,000

$5,801,000

Acquisition of NIS
On March 31, 2008, the Company completed the acquisition of all of the outstanding common stock of NIS. NIS is an asset management firm in the fixed-income and equity markets.
In consideration for the sale and purchase of the common stock of NIS, the sellers received $29,684,000 in cash. The sellers will also receive guaranteed deferred payments of $645,000 in 2009 and $1,000,000 in 2010. These guaranteed payments are reflected in the consolidated balance sheet as a current obligation and a long-term obligation discounted to its net present value of $915,000. The sellers may also receive additional payments should NIS achieve certain revenue milestones during 2009. As of December 31, 2008 the remaining maximum payment is

Titanium Asset Management Corp.
Notes to Consolidated Financial Statements (continued)
approximately $2,500,000 either all in cash or, at the sole discretion of the Company, a combination of cash and up to 50% in common stock.
The aggregate purchase price was approximately $32,834,000, including acquisition costs of $1,590,000. The following summarizes the fair values of the assets acquired at the date of acquisition. Goodwill recorded from this transaction will be tax deductible.

Current assets	$3,123,000
Property and equipment	130,000
Goodwill	7,091,000
Intangible asset — customer relationships	23,089,000
Current liabilities	(599,000)

$32,834,000

Acquisition of Boyd
On December 31, 2008, the Company completed the acquisition of all the membership interests of Boyd, an asset management firm in the equity and fixed-income markets.
In consideration for the sale and purchase of the membership interests of Boyd, the sellers received $7,500,000 in cash, which was paid January 2, 2009, and 192,000 shares of common stock, valued at $960,000 based on the closing price of the Company’s common stock on December 31, 2008, that will be issued to the sellers in 2011. The purchase price is subject to a post-closing working capital adjustment and other adjustments. The sellers could also receive up to an additional $8,000,000 in purchase price should Boyd meets specific revenue targets as of December 31, 2010. The additional deferred payment is payable 65% in cash and 35% in additional shares of common stock.
The aggregate purchase price was approximately $8,814,000, including acquisition costs of $354,000. The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The estimated fair values are subject to change pending a final analysis of the total purchase price and the fair value of the assets acquired and the liabilities assumed. Goodwill from this transaction will be tax deductible.

Current assets	$700,000
Property and equipment	69,000
Goodwill	3,679,000
Intangible asset — customer relationships	4,500,000
Current liabilities	(134,000)

$8,814,000

Titanium Asset Management Corp.
Notes to Consolidated Financial Statements (continued)
Pro forma effect of acquisitions
The results of operations of Wood and Sovereign have been included in the consolidated results of operations of the Company since October 1, 2007, while the results of operations of NIS have been included in the consolidated results of operations of the Company since April 1, 2008. The results of operations for Boyd have not yet been included in the consolidated results of operations of the Company.
The unaudited pro forma information below presents the results of operations as if the acquisitions of Wood, Sovereign, NIS, and Boyd had occurred on the first day of the periods presented. The unaudited pro forma information is presented for informational purposes only and is not intended to represent or be indicative of the results of operations of the combined companies had these events occurred at the beginning of the periods presented nor is it indicative of future results. Because of the pro forma net losses for each of the periods, potentially dilutive securities have been excluded from the calculation of basic and diluted earnings per share as they would have an anti-dilutive effect.

		Period from
		February 2, 2007
	Year ended	(inception)
	December 31,	to December 31,
	2008	2007

Total revenue	$23,226,000	$27,025,000
Net loss	$(7,124,000)	$(363,000)
Net loss per share:
Basic	$(0.35)	$(0.03)
Diluted	$(0.35)	$(0.03)
Pro forma weighted average number of common shares outstanding:
Basic	20,598,318	12,403,672
Diluted	20,598,318	12,403,672
Note 6 — Goodwill and intangible assets
The changes in goodwill for the period from February 2, 2007 to December 31, 2007 and for the year ended December 31, 2008 are as follows:

Wood acquisition	$19,865,000
Sovereign acquisition	2,122,000

Goodwill at December 31, 2007	21,987,000
NIS acquisition	7,091,000
Boyd acquisition	3,679,000

Goodwill at December 31, 2008	$32,757,000

The Company completed its annual evaluation of its fair value and the impact of such on its goodwill balance as of December 31, 2008. The assessment of fair value was principally based on a discounted cash flow analysis of projected cash flows. In preparing the cash flow projections, the Company considered the impact that the significant decreases in the equity markets over the last half of 2008 and the loss of customer accounts over the first half of 2008 had on the Company’s assets under management and the resulting impact on projected fee revenue over the next several years. As a result of the fair value assessment, the Company concluded that the value of its goodwill was recoverable.

Titanium Asset Management Corp.
Notes to Consolidated Financial Statements (continued)
The changes in intangibles assets for the period from February 2, 2007 to December 31, 2007 and for the year ended December 31, 2008 were as follows:

Wood acquisition	$13,299,000
Sovereign acquisition	3,679,000
Amortization expense	(809,000)
Impairment (a)	(829,000)

Intangible assets at December 31, 2007	15,340,000
NIS acquisition	23,089,000
Boyd acquisition	4,500,000
Amortization expense	(4,190,000)
Impairment (b)	(6,533,000)

Intangible assets at December 31, 2008	$32,206,000

(a)	One of the principals from Wood, with whom the Company had a non-compete agreement, passed away in 2007. As a result, the Company wrote off the remaining $829,000 balance related to that intangible asset.

(b)	As a result of the principal’s death in 2007, Wood lost several accounts primarily in the second quarter of 2008. The Company determined that the loss of these accounts impaired the original value of the Wood customer relationships and recorded an impairment charge of $1,478,000 in the second quarter of 2008.

In the second quarter of 2008, Sovereign lost an institutional account that represented approximately 19% of the assets under management at the time of the Sovereign acquisition. As a result, the Company determined that the loss had impaired the original value of the Sovereign customer relationships and recorded an impairment charge of $314,000 in the second quarter of 2008.

As a result of the significant equity market decreases over the second half of 2008, the Company reassessed the recoverability of the customer relationship intangible assets acquired in the Wood, Sovereign and NIS acquisitions at December 31, 2008. The Company determined that the Wood customer relationship asset had been further impaired and recognized a $4,540,000 impairment charge. The Company also determined that the Sovereign customer relationship asset had been further impaired and recognized a $201,000 impairment charge. The Company determined the carrying amount of the NIS client referral relationship was still recoverable.
Identifiable intangible assets, net of amortization at December 31, 2008 and 2007, were as follows:

	December 31, 2008			December 31, 2007
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
	(in thousands)
Wood customer relationships	$12,026	$8,850	$3,176	$12,026	$601	$11,425
Wood brand	444	139	305	444	28	416
Sovereign customer relationships	2,665	966	1,699	2,665	95	2,570
Sovereign non-compete agreement	833	347	486	833	70	763
Sovereign brand	181	76	105	181	15	166
NIS client referral relationship	23,089	1,154	21,935	—	—	—
Boyd customer relationships	4,500	—	4,500	—	—	—

Totals	$43,738	$11,532	$32,206	$16,149	$809	$15,340

Titanium Asset Management Corp.
Notes to Consolidated Financial Statements (continued)
The Company has reassessed the remaining useful lives of these assets in connection with the recoverability assessments. Amortization is based on the following estimated remaining useful lives: Wood intangible assets — 2-3 years, Sovereign intangible assets — 3-4 years, NIS client referral relationship asset — 14 years, and Boyd customer relationships asset — 15 years.
The estimated annual amortization expense for each of the next five years is as follows:

Year	Amount

2009	$3,691,000
2010	3,691,000
2011	3,664,000
2012	2,436,000
2013	1,879,000
Note 7 — Income taxes
Significant components of income tax expense (benefit) are as follows:

		Period from
		February 2, 2007
	Year ended	(inception)
	December 31,	to December 31,
	2008	2007
	(in thousands)
Current
Federal	$(464)	$545
State	—	112

	(464)	657

Deferred
Federal	(3,055)	(313)
State	(768)	(64)

	(3,823)	(377)

Income tax expense (benefit)	$(4,287)	$280

The following is a reconciliation between the expected income tax expense (benefit) using the federal statutory tax rate (34%) and the income tax expense (benefit).

		Period from
		February 2, 2007
	Year ended	(inception)
	December 31,	to December 31,
	2008	2007
	(in thousands)
Income tax expense (benefit) at federal statutory rate	$(3,851)	$246
State income taxes, net of federal tax benefit	(507)	31
Other	71	3

Income tax expense (benefit)	$(4,287)	$280

Titanium Asset Management Corp.
Notes to Consolidated Financial Statements (continued)
The Company’s deferred tax assets and liabilities relate to the following temporary differences between financial accounting and tax bases as follows:

	December 31,	December 31,
	2008	2007
	(in thousands)
Net operating loss carryforwards	$1,329	$—
Goodwill and intangible assets	2,779	378
Other	94	(1)

Total deferred tax asset	$4,202	$377

At December 31, 2008, the Company had a federal net operating loss carryforward of approximately $3,126,000 that expires in 2023 and state net operating loss carryforwards totaling approximately $4,620,000 that expire in 2022 and 2023.
No valuation allowance was established because in management’s opinion it is more likely than not the deferred asset will be realized.
Note 8 — Commitments
Operating leases — The Company leases certain corporate offices, office equipment and computer software under lease agreements with terms up to five years with options to renew for additional periods, and requirements for the Company to pay property taxes, insurance and maintenance. Rent expense was $900,000 and $82,000 for the year ended December 31, 2008 and for the period from February 2, 2007 to December 31, 2007, respectively. The following is a schedule by year of the future minimum lease payments due under agreements with terms extending beyond one year:

Year ending
December 31,	Amount

2009	$878,000
2010	750,000
2011	289,000
2012	252,000
2013	198,000
Thereafter	880,000
Retirement plans — The Company, through each of its subsidiaries, sponsors defined contribution plans covering substantially all employees. The Company contributed approximately $66,000 and $9,000 in matching funds for the year ended December 31, 2008 and for the period February 2, 2007 to December 31, 2007, respectively. The NIS plan also provides a profit-sharing component whereby NIS can make a discretionary contribution to the plan that is allocated based on the compensation of eligible employees. The discretionary contribution for 2008 was $272,000.
Note 9 — Line of credit
The Company, through NIS, has a $950,000 line of credit with a financial institution secured by a general business lien. The line of credit is payable upon demand and bears interest at 3.25%. No amounts were outstanding under the line of credit at December 31, 2008.

Titanium Asset Management Corp.
Notes to Consolidated Financial Statements (continued)
Note 10 — Fair Value Measurement
Effective January 1, 2008, the Company adopted SFAS 157, which establishes requirements regarding the disclosure of fair value information. SFAS 157 requires fair values to be disclosed based on three levels of input: Level 1 — quoted prices in active markets for identical assets or liabilities; Level 2 — observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; or Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of assets or liabilities. Level 3 assets and liabilities include financial instruments the value of which is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation.
The assets that the Company will continue to measure at fair values on a recurring basis consisted of the following at December 31, 2008:

	Category used for Fair Values
	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Cash and cash equivalents	$18,753	$—	$—
Current securities available for sale — Corporate bonds	10,683	—	—
Noncurrent securities available for sale — Commingled stock fund	672	—	—

	$30,108	$—	$—

Cash and cash equivalents primarily consist of money market funds and their cost approximates fair value. The Company’s investments in corporate bonds relate to investments made primarily to increase the Company’s average interest yield. At December 31, 2008, the unrealized gain on corporate bonds was approximately $32,000. The Company’s investment in a commingled stock fund relates to its investment in the Plurima Titanium U.S. Stock Fund, a sub-fund of the Dublin-based Plurima Funds mutual fund complex, to which the Company serves as an investment advisor. The fund was initiated July 1, 2008. At December 31, 2008, the unrealized loss in the fund was approximately $294,000, which reflects the losses in the underlying values of the equity securities in which the fund invests caused primarily by the decreases in the equity markets over the last half of 2008. Based on the Company’s ability and intent to hold this investment for a reasonable period of time sufficient for a recovery of fair value, the Company did not consider this investment to be other-than-temporarily impaired at December 31, 2008.
Note 11 — Major customer
NIS has an Investment Sub-Advisory Agreement with Attalus Capital, L.L.C. (“Attalus”), under which NIS is engaged to assist Attalus with Taft-Hartley pension plan assets by referring investors and providing advice on potential investment issues, support in preparing marketing and reporting materials and to assist in marketing presentations. In consideration of these services, NIS receives a specified percent, per annum, of fees received by Attalus for clients referred to Attalus by NIS, as defined by the agreement. The fee is paid quarterly in arrears. The fees under this arrangement were $1,799,000 for 2008. The referral arrangement has a term through December 1, 2009, unless earlier terminated and is subject to renewal.

Titanium Asset Management Corp.
Notes to Consolidated Financial Statements (continued)
Note 12 — Contingencies
During the course of an internal investigation, management of NIS found evidence suggesting that certain of its customers’ plan assets were invested in a manner inconsistent with the plans’ authorized investment policies. Management is currently in the discovery stages of its investigation and is assessing the potential impact to the Company and NIS’s level of responsibility. NIS voluntarily settled with one of its affected customers in the amount of $60,000, which was included in other current liabilities at December 31, 2008, and paid in January 2009. Due to the uncertainties involved, the Company is unable to reasonably estimate the amount, or range of amounts, of possible additional losses associated with the resolution of this matter beyond what has been recorded. While management cannot estimate the amount, or range of amounts, of potential losses, if any, the maximum exposure regardless of the outcome would be limited to NIS’s professional liability and directors and officers’ liability insurance policy deductible, which is $500,000.
During 2008 the Company received an invoice for $670,000 from the lawyers who worked on the placement of the Company’s shares of common stock on AIM in June 2007. The Company is in dispute with the lawyers with respect to this invoice and at the current time believes there is no liability. Accordingly no provision has been made in these consolidated financial statements for the invoice. In the event that a liability does arise the consolidated income statement will be unaffected and the Company does not expect its consolidated financial position to materially change.
The Company is from time to time involved in legal matters incidental to the conduct of its business and such matters can involve current and former employees and vendors. Management does not expect these matters would have a material effect on the Company’s consolidated financial position or results of operations.
Note 13 — Earnings per Share
The computation of basic and diluted EPS is as follows:

		Period from
		February 2, 2007
	Year ended	(inception)
	December 31,	to December 31,
	2008	2008

Basic EPS:
Net income (loss)	$(7,040,000)	$443,000

Weighted average shares outstanding	20,406,318	11,529,853

Basic EPS	$(0.34)	$0.04

Diluted EPS:
Net income (loss)	$(7,040,000)	$443,000

Weighted average common shares outstanding	20,406,318	11,529,853
Dilutive warrants	—	3,177,723

Diluted weighted average shares outstanding	20,406,318	14,707,576

Diluted EPS	$(0.34)	$0.03

Because of the net losses for the year ended December 31, 2008, potentially dilutive securities have been excluded from the calculation of basic and diluted EPS as they would have an anti-dilutive effect.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
     Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Exchange Act required by Exchange Act Rules 13a-15(b) or 15d-15(b)), our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and include controls and procedures designated to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
     This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Commission for newly public companies.
     Changes in internal control over financial reporting. During the fourth quarter, we made the following changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting: We added a professional accounting staff member with significant accounting and financial reporting experience. We also improved our procedures to coordinate the timely and consistent reporting of information regarding assets under management to enhance senior management review. In addition, we instituted a review process as part of the quarterly and annual closing process that requires certain members of management to specifically consider factors affecting the recoverability of intangible assets.
Item 9B. Other Information
     Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The information required by this item with respect to our executive officers is set forth in Part I of this Annual Report on Form 10-K. The information required by this item with respect to our directors, our Audit Committee and its members, and audit committee financial expert is incorporated by reference from our definitive proxy statement for the 2009 Annual Meeting of Stockholders under the caption “Proposal One—Election of Directors.” The information required by this item with respect to compliance with Section 16(a) of the Exchange Act is incorporated by reference from our definitive proxy statement for the 2009 Annual Meeting of Stockholders under the caption “Stock Ownership—Section 16(a) Beneficial Ownership Reporting Compliance.”
     We have adopted a Code of Ethics that applies to all of our executive officers and directors. The Code of Ethics is posted on our website. The Internet address for our website is http://www.ti-am.com. Copies of our Code of Ethics may also be obtained without charge by sending a written request to our Secretary at our executive offices.
     We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions by posting such information on our website, at the address and location specified above.

Item 11. Executive Compensation
     The information required by this item is incorporated by reference from our definitive proxy statement for the 2009 Annual Meeting of Stockholders under the caption “Compensation of the Named Executive Officers and Directors.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by this item with respect to the security ownership of certain beneficial owners and the security ownership of management is incorporated by reference from our definitive proxy statement for the 2009 Annual Meeting of Stockholders under the caption “Stock Ownership—Beneficial Ownership of Certain Stockholders, Directors and Executive Officers.”
Equity Compensation Plan Information
     The following table sets forth, as of December 31, 2008, information with respect to our compensation arrangements:

Number of Securities
Remaining Available for
Future Issuance under
Equity Compensation
	Number of Securities to be	Weighted-average	Plans (Excluding
	Issued upon Exercise of	Exercise Price of	Securities Reflected
	Outstanding Options,	Outstanding Options,	in the
Plan Category	Warrants and Rights	Warrants and Rights	First Column)

Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders	4,000,000 (1)	$5.30	97,011 (2)

Total	4,000,000	$5.30	97,011

(1)	Consists of currently exercisable unit purchase options, or UPOs, to purchase 2,000,000 units, i.e., 2,000,000 shares of Common Stock at an exercise price of $6.60 and 2,000,000 Warrants, which are exercisable for $4.00 per share of Common Stock granted to certain officers, directors and employees of Sunrise Securities Corp., or Sunrise, and a Sunrise charitable foundation as partial compensation for Sunrise’s services as placement agent for our private placement, not part of an ongoing plan. Each UPO expires on June 20, 2012. If, however, a UPO is exercised later than June 22, 2011, then no Warrants will be issued and the exercise price will be reduced to $5.50 per Unit. The Warrants are non-callable.

(2)	Titanium Incentive Plan, LLC, or TIP, a wholly owned subsidiary of ours, owns 306,358 shares of our Common Stock. TIP was created at the time of our organization to hold shares of our Common Stock for one-time awards to the employees of our acquired companies. It was not intended as a vehicle to provide additional on-going equity compensation to our employees. The shares of Common Stock held by TIP are held in escrow until June 21, 2010. Pursuant to individual share grant agreements, TIP allocated all of its shares to Wood and Sovereign employees around the time of our acquisitions in 2007. We amended and restated the terms of these share grant agreements effective as of July 15, 2008. Each grantee received a non-voting membership interest in TIP. At June 21, 2010, the grantee’s non-voting membership interest in TIP terminates and the grantee is entitled to an in-kind distribution of his or her allocated shares of our Common Stock. The shares are subject to forfeiture in the event that the grantee’s employment with us or any of our subsidiaries is terminated for any reason (other than death of the grantee), unless otherwise determined by our board of directors (or an authorized committee thereof). In the event of the grantee’s death, the beneficiary identified by the grantee shall have rights to receive the shares to which the grantee was entitled upon their release from escrow. At December 31, 2008, 97,011 shares of our Common Stock held by TIP were unallocated due to grantee terminations and available for future grants.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information required by this item with respect to certain relationships and related transactions is incorporated by reference from our definitive proxy statement for the 2009 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions.” The information required by this item with respect to director and committee member independence is incorporated by reference from our definitive proxy statement for the 2009 Annual Meeting of Stockholders under the caption “Proposal One—Election of Directors.”
Item 14. Principal Accounting Fees and Services
     The information required by this item is incorporated by reference from our definitive proxy statement for the 2009 Annual Meeting of Stockholders under the caption “Ratification of the Appointment of Our Independent Registered Public Accounting Firm.”
PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) The following documents are filed as part of this Annual Report on Form 10-K:
(1) Financial Statements:
▪	Report of Independent Registered Public Accounting Firm

▪	Consolidated Balance Sheets as of December 31, 2008 and 2007

▪	Consolidated Statements of Operations for the Year Ended December 31, 2008 for the period from February 2, 2007 (inception) to December 31, 2007

▪	Consolidated Statements of Changes in Stockholders’ Equity for the year ended December 31, 2008 and for the period from February 2, 2007 (inception) to December 31, 2007

▪	Consolidated Statements of Cash Flows for Year Ended December 31, 2008 for the period from February 2, 2007 (inception) to December 31, 2007

▪	Notes to Financial Statements
(2) Financial Statement Schedule:
     Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3) Exhibits:

Exhibit	Description

2.1	Sale and Purchase Agreement among Titanium Asset Management Corp., Wood Asset Management Inc., and a number of individuals dated September 5, 2007 (1) (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

2.2	Sale and Purchase Agreement among Titanium Asset Management Corp., Sovereign Holdings, LLC and JARE, Inc. and its owners dated September 5, 2007 (1) (incorporated by reference to Exhibit 2.2 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

2.3	Stock Purchase Agreement by and among Titanium Asset Management Corp., National Investment Services, Inc., NIS Holdings, Inc., and the shareholders of NIS Holdings, Inc. dated February 28, 2008 (1) (incorporated by reference to Exhibit 2.3 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

2.4	Membership Interest Purchase Agreement, dated as of November 7, 2008, by and among Titanium Asset Management Corp., BWAM Holdings, LLC, Boyd Watterson Asset Management, LLC, the common members of BWAM Holdings, LLC and, for limited purposes, the preferred members of BWAM Holdings, LLC. (1) (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 5, 2009, File No. 000-53352)

2.5	Amendment No. 1 to Membership Interest Purchase Agreement, dated as of December 30, 2008, among Titanium Asset Management Corp., Boyd Watterson Asset Management, LLC and Mr. Michael E. Bee, acting in his capacity as the agent and attorney in fact with the authority to act on behalf of BWAM Holdings, LLC, the common members of BWAM Holdings, LLC and, for limited purposes, the preferred members of BWAM Holdings, LLC (incorporated by reference to Exhibit 2.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 5, 2009, File No. 000-53352)

3.1	Amended and Restated Certificate of Incorporation of Titanium Asset Management Corp. (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

3.2	Amendment to Amended and Restated Certificate of Incorporation of Titanium Asset Management Corp. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

3.3	Bylaws of Titanium Asset Management Corp. (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.1	Form of Common Stock Share Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.2	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.3	Warrant Deed dated as of June 21, 2007 between Titanium Asset Management Corp. and Capita Registrars (Jersey) Limited (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.4	Registration Rights Agreement between Titanium Asset Management Corp. and the parties on the signature pages thereto dated June 21, 2007 (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

Exhibit	Description

4.5	Investor Rights Agreement between Titanium Asset Management Corp., Sunrise Securities Corp. and Seymour Pierce Limited dated June 21, 2007 (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.6	Form of Unit Purchase Option between Titanium Asset Management Corp. and certain Employees and Affiliates of Sunrise Securities Corp. (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.7	Share Escrow Agreement dated as of June 21, 2007 by and among Titanium Asset Management Corp., Founding Stockholders and Capita Trust Company (Jersey) Limited (1) (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.8	Form of Lock In Deed for Individuals (incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.9	Form of Lock In Deed for Entities (incorporated by reference to Exhibit 4.9 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.10	Form of Lock In Deed for Acquisitions (incorporated by reference to Exhibit 4.10 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.1 †	Letter Agreement between Thomas Hamilton and Titanium Asset Management Corp. dated November 12, 2007, as amended (incorporated by Exhibit 10.1 to the Registrant’s Amendment No. 1 to Form 10 filed with the Securities and Exchange Commission on September 15, 2008, File No. 000-53352)

10.2	Amended and Restated Fee Arrangement Agreement between Titanium Asset Management Corp. and Integra Management Limited dated July 22, 2008 (1) (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.3 †	Employment Agreement between Nigel Wightman and Titanium Asset Management Corp. dated September 5, 2007 (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.4 †	Employment Agreement between Jeffrey Hines and Sovereign Holdings LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.5 †	Employment Agreement between John Fisher and Wood Asset Management, Inc. dated June 9, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.6 †	Employment Agreement between Robert Kelly and National Investment Services, Inc. (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.7 †	Employment Agreement between Robert Brooks and National Investment Services, Inc. (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.8 †	Employment Agreement between Robert J. Siefert and National Investment Services, Inc. (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

Exhibit	Description

10.9 †	Letter of Appointment to the Board of Directors between Yehoshua Abramovich and Titanium Asset Management Corp. dated July 17, 2007 (1) (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.10 †	Letter of Appointment to the Board of Directors between Avigdor Kaplan and Titanium Asset Management Corp. dated July 17, 2007 (1) (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.11	Indemnification Agreement dated July 17, 2007 by and between Titanium Asset Management Corp. and Yehoshua Abramovich (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.12	Indemnification Agreement dated July 17, 2007 by and between Titanium Asset Management Corp. and Avigdor Kaplan (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.13	Amended and Restated Investment Sub-Advisory Agreement dated February 13, 2006 by and between Attalus Capital, L.L.C. and National Investment Services Inc. (1) (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.14	Referral Letter Agreement dated December 1, 2006 between Attalus Capital, L.L.C. and National Investment Services Inc. (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.15 †	Titanium Asset Management Corp. Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.16 †	Titanium Incentive Plan LLC Operating Agreement (1) (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.17 †	Amendment to Titanium Incentive Plan LLC Operating Agreement (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.18 †	Titanium Incentive Plan LLC Form of Grant Agreement (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.19	Business Note between National Investment Services, Inc. and Park Bank dated September 22, 2004 (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.20 †	Oral Agreements regarding Director Compensation (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.21	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.21 to the Registrant’s Amendment No. 1 to Form 10 filed with the Securities and Exchange Commission on September 15, 2008, File No. 000-53352)

10.22†	Employment Agreement between Brian L. Gevry and Boyd Watterson Asset Management, LLC dated November 7, 2008

Exhibit	Description

11.1	Statement regarding Computation of Per Share Earnings

21.1	Subsidiaries of Titanium Asset Management Corp.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Certain schedules and exhibits have been omitted from these exhibits pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Commission.

†	indicates management contract or compensatory arrangement.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
     Dated: March 31, 2009

TITANIUM ASSET MANAGEMENT CORP.
By:	/s/ Nigel Wightman
	Name:	Nigel Wightman
	Title:	Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Capacity	Date

/s/ Nigel Wightman Nigel Wightman	Chairman and Chief Executive Officer (Principal Executive Officer)	March 31, 2009

/s/ Larry Haslee Larry Haslee	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 31, 2009

/s/ Robert Kelly Robert Kelly	Director	March 31, 2009

/s/ Avigdor Kaplan Avigdor Kaplan	Director	March 31, 2009

/s/ Yehoshua Abramovich Yehoshua Abramovich	Director	March 31, 2009

/s/ T. Raymond Suplee T. Raymond Suplee	Director	March 31, 2009

/s/ Thomas Hamilton Thomas Hamilton	Director	March 31, 2009

EXHIBIT INDEX

Exhibit	Description

2.1	Sale and Purchase Agreement among Titanium Asset Management Corp., Wood Asset Management Inc., and a number of individuals dated September 5, 2007 (1) (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

2.2	Sale and Purchase Agreement among Titanium Asset Management Corp., Sovereign Holdings, LLC and JARE, Inc. and its owners dated September 5, 2007 (1) (incorporated by reference to Exhibit 2.2 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

2.3	Stock Purchase Agreement by and among Titanium Asset Management Corp., National Investment Services, Inc., NIS Holdings, Inc., and the shareholders of NIS Holdings, Inc. dated February 28, 2008 (1) (incorporated by reference to Exhibit 2.3 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

2.4	Membership Interest Purchase Agreement, dated as of November 7, 2008, by and among Titanium Asset Management Corp., BWAM Holdings, LLC, Boyd Watterson Asset Management, LLC, the common members of BWAM Holdings, LLC and, for limited purposes, the preferred members of BWAM Holdings, LLC. (1) (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 5, 2009, File No. 000-53352)

2.5	Amendment No. 1 to Membership Interest Purchase Agreement, dated as of December 30, 2008, among Titanium Asset Management Corp., Boyd Watterson Asset Management, LLC and Mr. Michael E. Bee, acting in his capacity as the agent and attorney in fact with the authority to act on behalf of BWAM Holdings, LLC, the common members of BWAM Holdings, LLC and, for limited purposes, the preferred members of BWAM Holdings, LLC (incorporated by reference to Exhibit 2.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 5, 2009, File No. 000-53352)

3.1	Amended and Restated Certificate of Incorporation of Titanium Asset Management Corp. (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

3.2	Amendment to Amended and Restated Certificate of Incorporation of Titanium Asset Management Corp. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

3.3	Bylaws of Titanium Asset Management Corp. (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.1	Form of Common Stock Share Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.2	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.3	Warrant Deed dated as of June 21, 2007 between Titanium Asset Management Corp. and Capita Registrars (Jersey) Limited (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.4	Registration Rights Agreement between Titanium Asset Management Corp. and the parties on the signature pages thereto dated June 21, 2007 (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

Exhibit	Description

4.5	Investor Rights Agreement between Titanium Asset Management Corp., Sunrise Securities Corp. and Seymour Pierce Limited dated June 21, 2007 (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.6	Form of Unit Purchase Option between Titanium Asset Management Corp. and certain Employees and Affiliates of Sunrise Securities Corp. (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.7	Share Escrow Agreement dated as of June 21, 2007 by and among Titanium Asset Management Corp., Founding Stockholders and Capita Trust Company (Jersey) Limited (1) (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.8	Form of Lock In Deed for Individuals (incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.9	Form of Lock In Deed for Entities (incorporated by reference to Exhibit 4.9 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.10	Form of Lock In Deed for Acquisitions (incorporated by reference to Exhibit 4.10 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.1 †	Letter Agreement between Thomas Hamilton and Titanium Asset Management Corp. dated November 12, 2007, as amended (incorporated by Exhibit 10.1 to the Registrant’s Amendment No. 1 to Form 10 filed with the Securities and Exchange Commission on September 15, 2008, File No. 000-53352)

10.2	Amended and Restated Fee Arrangement Agreement between Titanium Asset Management Corp. and Integra Management Limited dated July 22, 2008 (1) (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.3 †	Employment Agreement between Nigel Wightman and Titanium Asset Management Corp. dated September 5, 2007 (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.4 †	Employment Agreement between Jeffrey Hines and Sovereign Holdings LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.5 †	Employment Agreement between John Fisher and Wood Asset Management, Inc. dated June 9, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.6 †	Employment Agreement between Robert Kelly and National Investment Services, Inc. (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.7 †	Employment Agreement between Robert Brooks and National Investment Services, Inc. (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.8 †	Employment Agreement between Robert J. Siefert and National Investment Services, Inc. (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

Exhibit	Description

10.9 †	Letter of Appointment to the Board of Directors between Yehoshua Abramovich and Titanium Asset Management Corp. dated July 17, 2007 (1) (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.10 †	Letter of Appointment to the Board of Directors between Avigdor Kaplan and Titanium Asset Management Corp. dated July 17, 2007 (1) (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.11	Indemnification Agreement dated July 17, 2007 by and between Titanium Asset Management Corp. and Yehoshua Abramovich (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.12	Indemnification Agreement dated July 17, 2007 by and between Titanium Asset Management Corp. and Avigdor Kaplan (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.13	Amended and Restated Investment Sub-Advisory Agreement dated February 13, 2006 by and between Attalus Capital, L.L.C. and National Investment Services Inc. (1) (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.14	Referral Letter Agreement dated December 1, 2006 between Attalus Capital, L.L.C. and National Investment Services Inc. (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.15 †	Titanium Asset Management Corp. Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.16 †	Titanium Incentive Plan LLC Operating Agreement (1) (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.17 †	Amendment to Titanium Incentive Plan LLC Operating Agreement (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.18 †	Titanium Incentive Plan LLC Form of Grant Agreement (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.19	Business Note between National Investment Services, Inc. and Park Bank dated September 22, 2004 (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.20 †	Oral Agreements regarding Director Compensation (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.21	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.21 to the Registrant’s Amendment No. 1 to Form 10 filed with the Securities and Exchange Commission on September 15, 2008, File No. 000-53352)

10.22 †	Employment Agreement between Brian L. Gevry and Boyd Watterson Asset Management, LLC dated November 7, 2008

Exhibit	Description

11.1	Statement regarding Computation of Per Share Earnings

21.1	Subsidiaries of Titanium Asset Management Corp.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Certain schedules and exhibits have been omitted from these exhibits pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Commission.

†	indicates management contract or compensatory arrangement.