Form 10-Q
period 2009-03-31
Titanium Asset Management Corp
filed 2009-05-13
CIK 1407161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
      (Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
Commission file number: 000-53352
Titanium Asset Management Corp.
(Exact name of registrant as specified in its charter)

Delaware	20-8444031
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

777 E. Wisconsin Avenue
Milwaukee, Wisconsin	53202-5310
(Address of principal executive offices)	(Zip Code)
(414) 765-1980
(Registrant’s telephone number, including area code)
          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. Yes ☑ No ☐
          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
          At May 8, 2009, there were 20,509,502 shares of the registrant’s common stock and 612,716 shares of restricted stock outstanding.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Titanium Asset Management Corp.
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2009	2008
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$8,212,000	$18,753,000
Securities available for sale	12,209,000	10,683,000
Accounts receivable	3,727,000	4,041,000
Other current assets	1,441,000	1,420,000

Total current assets	25,589,000	34,897,000

Securities available for sale	587,000	672,000
Property and equipment, net	501,000	456,000
Goodwill	32,731,000	32,757,000
Intangible assets, net	31,263,000	32,206,000
Deferred income taxes	4,883,000	4,202,000

Total assets	$95,554,000	$105,190,000

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$448,000	$663,000
Acquisition payments due	939,000	8,145,000
Other current liabilities	1,755,000	1,789,000

Total current liabilities	3,142,000	10,597,000

Acquisition payments due	960,000	1,889,000

Total liabilities	4,102,000	12,486,000

Commitments and contingencies
Stockholders’ equity
Common stock, $0.0001 par value; 54,000,000 shares authorized; 20,509,502 and 20,464,002 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	2,000	2,000
Restricted common stock, $0.0001 par value; 720,000 shares authorized; 612,716 issued and outstanding at March 31, 2009 and December 31, 2008	—	—
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	—	—
Additional paid-in capital	99,560,000	99,462,000
Accumulated deficit	(8,138,000)	(6,597,000)
Other comprehensive income (loss)	28,000	(163,000)

Total stockholders’ equity	91,452,000	92,704,000

Total liabilities and stockholders’ equity	$95,554,000	$105,190,000

See Notes to Condensed Consolidated Financial Statements contained herein and the Notes to Consolidated Financial Statements in the Titanium Asset Management Corp. Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”).

Titanium Asset Management Corp.
Condensed Consolidated Statement of Operations
(unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2009	2008

Fee income	$4,896,000	$2,220,000

Operating expenses:
Administrative	6,017,000	1,893,000
Amortization of intangible assets	943,000	809,000

Total operating expenses	6,960,000	2,702,000

Operating loss	(2,064,000)	(482,000)

Other income
Interest income	120,000	496,000
Interest expense	(14,000)	—
Recognized loss on investment in commingled fund	(381,000)	—

Income (loss) before taxes	(2,339,000)	14,000

Income tax expense (benefit)	(798,000)	10,000

Net income (loss)	$(1,541,000)	$4,000

Earnings (loss) per share
Basic	$(0.08)	$—
Diluted	$(0.08)	$—

Weighted average number of common shares outstanding:
Basic	20,546,491	20,451,501
Diluted	20,546,491	26,267,104
See Notes to Condensed Consolidated Financial Statements contained herein and the Notes to Consolidated Financial Statements in the 2008 Form 10-K.

Titanium Asset Management Corp.
Condensed Consolidated Statement of Cash Flows
(unaudited)

	Three Months	Three Months
	ended	ended
	March 31,	March 31,
	2009	2008

Cash flows from operating activities
Net income (loss)	$(1,541,000)	$4,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	972,000	812,000
Noncash share compensation	98,000	—
Accretion of acquisition payments	10,000	—
Recognized loss on investment	381,000	—
Deferred income taxes	(798,000)	(59,000)
Changes in assets and liabilities:
Decrease in accounts receivable	403,000	82,000
Increase in other current assets	(24,000)	(256,000)
Decrease in accounts payable	(221,000)	(70,000)
Increase in other current liabilities	(63,000)	656,000

Net cash provided by (used in) operating activities	(783,000)	1,169,000

Cash flows from investing activities
Purchases of property and equipment	(93,000)	—
Cash and cash equivalents held in (released from) trust	—	55,587,000
Net purchases of short-term securities available for sale	(1,514,000)	—
Cash paid for acquisition of subsidiaries, net of cash acquired	(6,000)	(31,226,000)

Net cash provided by (used in) investing activities	(1,613,000)	24,361,000

Cash flows from financing activities

Payment of deferred acquisition payments	(8,145,000)	—

Net increase (decrease) in cash and cash equivalents	(10,541,000)	25,530,000

Cash and cash equivalents:
Beginning	18,753,000	19,388,000

Ending	$8,212,000	$44,918,000

Supplemental disclosure of cash flow information
Income taxes paid	$—	$598,000

Supplemental disclosure of non-cash investing and financing activities
Paid-in capital attributed to common stock repurchase rights not executed	$—	$55,587,000
Payable for common stock repurchases	$—	$12,017,000
Payments due in connection with acquisitions	$—	$1,903,000
See Notes to Condensed Consolidated Financial Statements contained herein and the Notes to Consolidated Financial Statements in the 2008 Form 10-K.

Titanium Asset Management Corp.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 1 – General
          Titanium Asset Management Corp. (the “Company”) was incorporated on February 2, 2007 as a special purpose acquisition company to acquire one or more operating companies engaged in the asset management business. On October 1, 2007, the Company acquired all of the voting common stock of Wood Asset Management, Inc. (“Wood”) and all of the membership interests of Sovereign Holdings, LLC (“Sovereign”), two asset management firms. On March 31, 2008, the Company acquired all of the outstanding capital stock of National Investment Services, Inc. (“NIS”), a third asset management firm. After such business combinations, the Company ceased to act as a special purpose acquisition vehicle. On December 31, 2008, the Company acquired all the membership interests of Boyd Watterson Asset Management, LLC (“Boyd”), a fourth asset management firm. The Company’s strategy is to manage these operating companies as an integrated business.
          The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company, in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, in the opinion of management, include all adjustments (all of which were of a normal and recurring nature) necessary for a fair statement of the information for each period contained therein.
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
          The information included in this Quarterly Report on Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein and in the 2008 Form 10-K and the Consolidated Financial Statements and the Notes thereto included in the 2008 Form 10-K.
Note 2 – Adoption of New Accounting Standards
          The Company’s significant accounting policies are discussed in the Notes to the Company’s Consolidated Financial Statements in the 2008 Form 10-K.
          The following new accounting standards and amendments to standards first became effective for the fiscal year beginning January 1, 2009:
•	Statement of Financial Accounting Standard (“FAS”) No. 141 (revised 2007), Business Combinations (“FAS 141(R)”) and FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51 (“FAS 160”). The adoption of FAS 141(R) and FAS 160 did not have a material impact on the Company’s condensed consolidated financial statements as of January 1, 2009. FAS 141(R) will require the expensing of acquisition costs incurred in future acquisitions and contingent consideration will be recorded at the acquisition date for future acquisitions.

•	Financial Accounting Standards Board (“FASB”) Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). The adoption of FSP FAS 142-3 did not have an impact on the Company’s condensed consolidated financial statements.

Note 2 – Adoption of New Accounting Standards (continued)
          The following new standards, amendments to standards and interpretations first became effective for the fiscal year beginning
January 1, 2009 but are not currently relevant to the Company:
•	FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FAS No. 133

•	FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), to partially defer FAS No. 157, Fair Value Measurements (“FAS 157”)

•	FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FASB Staff Position provides additional guidance for estimating fair value in accordance with FAS 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased.

•	FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FASB Staff Position amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.
The following new standard has been issued, but is not effective for the fiscal year beginning January 1, 2009 and has not been early adopted:
•	FAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements for non-governmental entities that are presented in conformity with accounting principles generally accepted in the United States of America. FAS 162 will be effective 60 days after the SEC approves the Public Company Accounting Oversight Board’s amendments to AU Section 411. The Company does not anticipate the adoption of FAS 162 will have an impact its consolidated financial statements.
Note 3 – Comprehensive Income (Loss)
Comprehensive income (loss) for the three months ended March 31, 2009 and 2008 was as follows:

	Three months	Three months
	ended	ended
	March 31, 2009	March 31, 2008

Net income (loss)	$(1,541,000)	$4,000
Unrealized gain, net of tax	8,000	—
Recognition of previously unrealized loss, net of tax	183,000	—

Comprehensive income (loss)	$(1,350,000)	$4,000

Note 4 – Goodwill and intangible assets
The changes in goodwill for the three months ended March 31, 2009 were as follows:

Goodwill at December 31, 2008	$32,757,000
Adjustment to acquired Boyd assets and liabilities	(26,000)

Goodwill at March 31, 2009	$32,731,000

The changes in intangible assets for the three months ended March 31, 2009 were as follows:

Intangible assets, net at December 31, 2008	$32,206,000
Amortization expense	(943,000)

Intangible assets, net at March 31, 2009	$31,263,000

Identifiable intangible assets, net of amortization at March 31, 2009 and December 31, 2008, were as follows:

	March 31, 2009			December 31, 2008
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
	(unaudited)
			(in thousands)
Wood customer relationships	$12,026	$9,115	$2,911	$12,026	$8,850	$3,176
Wood brand	444	167	277	444	139	305
Sovereign customer relationships	2,665	1,072	1,593	2,665	966	1,699
Sovereign non-compete agreement	833	416	417	833	347	486
Sovereign brand	181	90	91	181	76	105
NIS client referral relationship	23,089	1,540	21,549	23,089	1,154	21,935
Boyd customer relationships	4,500	75	4,425	4,500	—	4,500

Totals	$43,738	$12,475	$31,263	$43,738	$11,532	$32,206

The Company is in the process of completing a valuation of the intangible assets acquired in the Boyd acquisition. As a result, the estimated amount assigned to the Boyd customer relationships intangible asset and the goodwill from the Boyd acquisition are subject to change upon completion of the valuation.

Note 5 – Investments
At March 31, 2009 and December 31, 2008 the Company’s available for sale securities, which are carried at fair value, were as follows:

	March 31,	December 31,
	2009	2008
	(unaudited)
Current portfolio
Corporate bonds	$12,209,000	$10,683,000

Noncurrent portfolio
Commingled stock fund	$587,000	$672,000

The Company’s investments in corporate bonds were made primarily to increase the Company’s average interest yield. The unrealized gain on corporate bonds was $44,000 and $32,000 at March 31, 2009 and December 31, 2008, respectively.
The Company’s investment in a commingled stock fund relates to its investment in the Plurima Titanium U.S. Stock Fund, a sub-fund of the Dublin-based Plurima Funds mutual fund complex, to which the Company serves as an investment advisor. The fund was initiated July 1, 2008. At December 31, 2008, the Company’s unrealized loss in the fund was approximately $294,000, which reflected the losses in the underlying values of the equity securities in which the fund was invested, reflective of the general decline in the equity markets over the last half of 2008. Based on the Company’s ability and intent to hold this investment for a reasonable period of time sufficient for a recovery of fair value, the Company did not consider this investment to be other-than-temporarily impaired at December 31, 2008. In March 2009, the Company’s board of directors determined that additional investments from other parties into the Plurima Titanium U.S. Equity Fund were likely not to be forthcoming. As a result, it decided to commence actions to liquidate the Company’s investment in the commingled stock fund. Based on this decision, the Company has recognized the $381,000 unrealized loss on this investment, including the previously unrecognized loss at December 31, 2008.
Note 6 – Stockholders’ Equity
The Company’s authorized capital consists of 54,000,000 shares of common stock with a $0.0001 par value, 720,000 shares of restricted common stock with a $0.0001 par value, and 1,000,000 shares of preferred stock with a $0.0001 par value. The restricted common stock shares carry voting rights and no rights to dividends except in the case of liquidation of the Company. They convert on a one for one basis to shares of common stock if at any time within five years of their issue the ten day average share price of the common stock exceeds $6.90 or if there is a change in control (as defined in the Company’s certificate of incorporation). No preferred stock had been issued at the balance sheet date and, accordingly, the rights attaching to the preferred stock have not been set.
At March 31, 2009, the Company had made common stock grants to certain employees that were compensatory because the grants vest based on continuing employment. These compensatory common stock grants include allocations of 55,322 shares of common stock held by Titanium Incentive Plan, LLC (“TIP”), a wholly-owned subsidiary, that were allocated to certain employees during January 2009 and which vest June 21, 2010. The compensatory common stock grants also include 58,000 shares of common stock granted to certain employees of Boyd in connection with the acquisition of Boyd, which vest December 31, 2009. The aggregate fair value of these shares of common stock at their grant dates was $503,000. During the three months ended March 31, 2009, the Company recognized $98,000 of compensation expense related to these grants and at March 31, 2009, there was $405,000 of unrecognized compensation expense related to the non-vested common stock grants.
In connection with the Company’s 2007 private placement, the Company issued 20,000,000 warrants that entitle the holder to purchase one share of common stock at $4.00 per share. The warrants expire in June 2011 unless earlier redeemed by the Company. At March 31, 2009 and December 31, 2008, all 20,000,000 warrants were outstanding.

Note 6 – Share Capital (continued)
As part of the private placement, the Company granted an option to Sunrise Securities Corp. to acquire 2 million units at a price of $6.60 (each unit consisting of one share of common stock and one warrant to acquire one share of common stock at $4.00 per share).
Note 7 – Earnings per Share
Basic earnings per share (“EPS”) is computed by dividing net income (loss) by the weighted average shares of common stock outstanding. In addition, in periods following the acquisition of Boyd, basic weighted average shares include 192,000 shares of common stock to be issued to the sellers of Boyd in 2011, except under certain circumstances described in the Boyd acquisition agreement. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period. Dilutive potential shares of common stock include the incremental shares of common stock issuable upon the exercise of the outstanding warrants computed using the treasury stock method and the incremental shares of common stock issued under the compensatory common stock grants computed using the treasury stock method. The 612,716 shares of restricted common stock have been excluded from the computation of diluted weighted average shares because their conversion terms require the ten day average share price of the common stock to exceed $6.90 per share. In addition, the options to acquire 2,000,000 units are excluded from the computation of diluted weighted average shares because their effect would have been antidilutive.
The computation of basic and diluted EPS is as follows:

	Three months	Three months
	ended	ended
	March 31, 2009	March 31, 2008

Basic EPS:
Net income (loss)	$(1,541,000)	$4,000

Weighted average shares of common stock outstanding	20,354,491	20,451,501
Shares of common stock to be issued in Boyd acquisition	192,000	—

Basic weighted average shares of common stock outstanding	20,546,491	20,451,501

Basic EPS	$(0.08)	$—

Diluted EPS:
Net income (loss)	$(1,541,000)	$4,000

Basic weighted average shares of common stock outstanding	20,546,491	20,451,501
Shares of common stock issuable under warrants	2,022,472	5,815,603
Shares of common stock under compensatory common stock grants	21,024	—

Diluted weighted average shares of common stock outstanding	22,589,986	26,267,104

Diluted EPS	$(0.08)	$—

The diluted weighted average shares amount for the three months ended March 31, 2009 is provided for informational purposes, as the net loss for the period causes basic earnings per share to be the most dilutive.

Note 8 – Contingencies
During the course of an internal investigation, management of NIS found evidence suggesting that certain of its customers’ plan assets were invested in a manner inconsistent with the plans’ authorized investment policies. Management is currently in the discovery stages of its investigation and is assessing the potential impact to the Company and NIS’s level of responsibility. NIS voluntarily settled with one of its affected customers in the amount of $60,000, which was included in other current liabilities at December 31, 2008, and paid in January 2009. Due to the uncertainties involved, the Company is unable to reasonably estimate the amount, or range of amounts, of possible additional losses associated with the resolution of this matter beyond what has been recorded. While management cannot estimate the amount, or range of amounts, of potential losses, if any, the maximum exposure regardless of the outcome would be limited to NIS’s professional liability and directors’ and officers’ liability insurance policy deductible, which is $500,000.
During 2008, the Company received an invoice for $670,000 from the lawyers who worked on the placement of the Company’s shares of common stock on AIM in June 2007. The Company is disputing this invoice and at the current time believes there is no liability. Accordingly no provision has been made in these condensed consolidated financial statements for the invoice. In the event that the Company must pay all or a portion of this amount, the Company’s consolidated results of operations will be unaffected and the Company does not expect its consolidated financial position to materially change.
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
          This Quarterly Report on Form 10-Q, including particularly the Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by and information currently available to the management of Titanium Asset Management Corp., a Delaware corporation (referred to as “we,” “our” or the “Company,” and, unless the context indicates otherwise, includes our wholly owned asset management subsidiaries, Wood Asset Management, Inc. (“Wood”), Sovereign Holdings LLC (“Sovereign”), National Investment Services, Inc. (“NIS”), and Boyd Watterson Asset Management, LLC (“Boyd”). We refer to Wood, Sovereign, NIS and Boyd collectively as our subsidiaries. The outcome of the events described in these forward-looking statements is subject to risks and uncertainties. Actual results and the outcome or timing of certain events may differ significantly from those projected in these forward-looking statements due to market fluctuations that alter our assets under management; termination of investment advisory agreements; loss of key personnel; loss of third-party distribution services; impairment of goodwill and other intangible assets; our inability to compete; market pressure on investment advisory fees; problems experienced in the acquisition or integration of target businesses; changes in law, regulation or tax rates; ineffective management of risk; inadequacy of insurance; changes in interest rates, equity prices, liquidity of global markets and international and regional political conditions; terrorism; changes in monetary and fiscal policy, investor sentiment and availability and cost of capital; technological changes and events; outcome of legal proceedings; changes in currency values, inflation and credit ratings; failure of our systems to properly operate; or actions taken by Clal Finance Ltd., (“Clal”), as our significant stockholder; factors listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”); and other factors listed in this Quarterly Report on Form 10-Q and from time to time in our other filings with the Securities and Exchange Commission (“SEC”). For this purpose, statements relating to integrating the operational, administrative and sales activities of our subsidiaries, earning of incentive fees, amount of future assets under management, acquisitions of additional asset management firms and payment therefor, payment of deferred consideration for the purchase of our subsidiaries and anticipated levels of future revenues, expenses or earnings, among other things; any statements using the terms “aim,” “anticipate,” “appear,” “based on,” “believe,” “can,” “continue,” “could,” “are emerging,” “estimate,” “expect,” “expectation,” “intend,” “may,” “ongoing,” “plan,” “possible” “potential, “predict,” “project,” “should” and “would” or similar words or phrases, or the negatives of those words or phrases; or discussions of strategy, plans, objectives or goals, may identify forward-looking statements that involve risks, uncertainties and other factors that could cause our actual results, financial condition and the outcome and timing of certain events to differ materially from those projected or management’s current expectations. By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise.
          The following discussion is designed to provide a better understanding of significant trends related to our consolidated financial condition and consolidated results of operations. The discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included in our 2008 Form 10-K.
Overview
          We were incorporated on February 2, 2007, operating as a special purpose acquisition company with the objective of acquiring one or more operating companies engaged in asset management. On June 21, 2007, we completed a $120,000,000 private placement of 20,000,000 units, each unit consisting of one share of common stock and one warrant. The proceeds of this private placement, net of costs and working capital (approximately $110,673,000), were held in a trust fund pending approval by our stockholders of business combinations with selected asset management firms that had an aggregate transaction value (cash and other consideration, liabilities assumed and transaction costs) of at least 70.0% of the amount initially held in the trust account.

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
          Currently, our efforts are focused on integrating these acquisitions. Our goal in the short term is to obtain economies of scale by integrating the operational and administrative activities of the four subsidiaries (as well as any future acquisitions), including accounting, information technology, human resources and risk management. During the three months ended March 31, 2009, we completed the staffing and reorganization of our sales staff to better position us to sell the full range of our strategies to our existing customers and to prospects. Over the long term, we expect to consolidate the various operations into one asset management business, operating in multiple locations.
          We also intend to acquire additional asset management firms and/or management agreements with mutual funds. We expect to fund any such acquisitions, partly from the cash balances that remain from our private placement of units and partly through issuance of additional common stock (including through the conversion of our outstanding warrants), although we may incur bank debt as well.
          We earn our operating revenues principally from investment advisory fees, which are based on a percentage (or a range of percentages) of the market value of assets under management and vary among security type and investment strategy and from client to client. We also earn incentive fees from certain NIS clients, as well as referral fees from clients referred by NIS to commingled funds investing in hedge funds sponsored by Attalus Capital LP (“Attalus”). As a result, our operating revenues are substantially influenced by the changes to our assets under management and shifts in the distribution of assets under management among types of securities and investment strategies. Our assets under management fluctuate based on our investment performance (both absolutely and relative to other investment advisors), the success of our sales and marketing efforts, and our acquisition of additional asset managers and/or management agreements with mutual funds. A material portion of our results will be influenced by fluctuations in world financial markets. Because they comprise the largest part of our assets under management, the performance of U.S. fixed-income securities should have the greatest influence on our results on a long-term basis, although our recent performance has been substantially affected by the negative performance of the U.S. equity markets over the second half of 2008.
          While a significant portion of our expenses, including employee compensation and occupancy, do not vary directly with operating revenues, we expect to generate economies in operational areas as we move forward with our integration efforts over the remainder of 2009.

Assets Under Management
          Assets under management in the aggregate were substantially unchanged between December 31, 2008 and March 31, 2009. The activity related to our assets under management by subsidiary for the three months ended March 31, 2009 is shown in the following table:

	Wood	Sovereign	NIS	Boyd	Total
			(in millions)
Balance at December 31, 2008	$667.9	$1,163.6	$2,885.7	$2,856.0	$7,573.2
New accounts	2.7	35.2	26.3	96.4	160.6
Terminated accounts	(16.9)	(42.8)	(16.2)	(34.8)	(110.7)
Other inflows (outflows) to (from) existing accounts	(1.1)	25.5	(154.0)	129.8	0.2
Other activity, principally market movement	(73.0)	34.4	13.0	(25.5)	(51.1)

Balance at March 31, 2009	$579.6	$1,215.9	$2,754.8	$3,021.9	$7,572.2

% change from beginning balance	(13%)	4%	(5%)	6%	—%
          During the three months ended March 31, 2009, the U.S. equity markets continued to decline, although there was a partial recovery in March that continued through April. The equity market decline was the primary cause of the 13% decrease in assets under management of Wood. Net new account activity at our other subsidiaries kept our overall assets under management substantially unchanged at March 31, 2008 from year end. The other outflow activity for NIS and the other inflow activity for Boyd primarily reflect the transfer of certain accounts between the two subsidiaries.
          Our assets under management by major investment strategy were as follows at March 31, 2009 and December 31, 2008.

	March 31, 2009		December 31, 2008
	(in millions)	% of total	(in millions)	% of total

U.S. fixed income	$6,795.0	89.7%	$6,674.8	88.2%
U.S. equity	758.5	10.0%	874.6	11.5%
International equity	18.7	0.3%	23.8	0.3%

Balance at end of period	$7,572.2	100.0%	$7,573.2	100.0%

          The decrease in U.S. equity investments under management is primarily the result of the decline in the equity markets referenced above. This decrease continued to negatively impact the investment advisory fees of Wood, which is primarily an equity investment advisor.
          Our assets under management by broad client type were substantially unchanged and were as follows at March 31, 2009 and December 31, 2008.

	March 31, 2009		December 31, 2008
	(in millions)	% of total	(in millions)	% of total

Institutional — Retirement plans	$3,498.9	46.2%	$3,633.3	48.0%
Institutional — Other	2,359.1	31.2%	2,197.3	29.0%
Retail — Broker/dealer accounts	968.9	12.8%	948.6	12.5%
Retail — Other	745.3	9.8%	794.0	10.5%

Balance at end of period	$7,572.2	100.0%	$7,573.2	100.0%

          In addition, the activity related to the assets under management by Attalus on which we earn referral fees was as follows (in millions):

Balance at December 31, 2008	$806.2
New accounts	2.7
Other activity, principally market movement	16.9

Balance at March 31, 2009	$825.8

% change from beginning balance	3%
Results of Operations
          Consolidated Results of Operations
          Our results for the three months ended March 31, 2009 include the Company and the operating results for Wood, Sovereign, NIS and Boyd. Our results for the three months ended March 31, 2008 include only the Company and the operating results for Wood and Sovereign as the acquisitions of NIS and Boyd occurred after this period.

	Three months	Percent of	Three months	Percent of
	ended	operating	ended	operating
	March 31, 2009	revenue	March 31, 2008	revenue
	(dollars in thousands, except for per share data)
Operating revenues:
Investment advisory fees	$4,354,000	88%	$2,220,000	100%
Referral fees	542,000	12%	—	—

Total operating revenues	4,896,000	100%	2,220,000	100%

Operating expenses:
Administrative	6,017,000	123%	1,893,000	85%
Amortization of intangible assets	943,000	19%	809,000	37%

Total operating expenses	6,960,000	142%	2,702,000	122%

Operating loss	(2,064,000)	(42%)	(482,000)	(22%)
Interest income	120,000	2%	496,000	22%
Interest expense	(14,000)	0%	—	—
Recognized loss on investment	(381,000)	(8%)	—	—

Income (loss) before taxes	(2,339,000)	(48%)	14,000	0%
Income tax expense (benefit)	(798,000)	(17%)	10,000	0%

Net income (loss)	$(1,541,000)	(31%)	$4,000	0%

Earnings (loss) per share
Basic	$(0.08)		$—

Diluted	$(0.08)		$—

          Operating Revenues
          Our investment advisory fees by subsidiary were as follows:

	Three months	Three months
	ended	ended
	March 31, 2009	March 31, 2008

Wood	$657,000	$1,312,000
Sovereign	602,000	908,000
NIS	1,796,000	—
Boyd	1,299,000	—

Total	$4,354,000	$2,220,000

          During the three months ended March 31, 2009, our investment advisory fees for Wood decreased by 50% relative to the same period last year. The decrease in investment advisory fees reflects the loss of accounts in the first half of 2008 following the death of Gary Wood, Wood’s founder, and the decrease in values of equity investments under management, which intensified over the second half of 2008 and continued into 2009.
          During the three months ended March 31, 2009, our investment advisory fees for Sovereign decreased by 34% relative to the same period last year. The decrease in investment advisory fees reflects the loss of a $355 million account, as well as a number of smaller Sovereign accounts, in the first half of 2008.
          During the three months ended March 31, 2009, we completed the staffing and reorganization of our sales staff to better position us to sell the full range of our strategies to our existing customers and to prospects. We believe we have a strong pipeline of new business opportunities at March 31, 2009 and are encouraged by the general recovery in the financial markets since the end of the quarter.
          Our referral fees of $542,000 represent three months of revenues attributable to NIS’s distribution agreement with Attalus.
          NIS earns incentive fees through its management of two preferred stock limited liability companies. We recognize incentive fees at the conclusion of the performance period when all contingencies are resolved. Due to the volatility of the preferred stock limited liability companies returns, it is not possible to forecast the level of performance fees that may be earned in 2009, if any.
          Operating Expenses
          Administrative expenses in the three months ended March 31, 2009 include employee compensation and benefits of $3,872,000 (79% of revenues), professional fees of $759,000 (16% of revenues), and occupancy expenses of $306,000 (6% of revenues). Administrative expenses in the three months ended March 31, 2008 include employee compensation and benefits of $1,107,000 (50% of revenues), professional fees of $190,000 (9% of revenues) and occupancy expenses of $91,000 (4% of revenues).
          The increase in employee compensation and benefits expense of $2,765,000 in three months ended March 31, 2009 from three months ended March 31, 2008 was principally due to NIS expenses of $1,634,000, Boyd expenses of $859,000, and non-cash share compensation expense of $98,000. As a percent of revenues, employee compensation and benefits expense increased primarily due to the decrease in revenues at Wood and Sovereign. We expect the integration of the operational and administrative staffs will result in significant expense reductions over the balance of 2009.
          The increase in professional fees expense of $569,000 in three months ended March 31, 2009 from three months ended March 31, 2008 was primarily due to the audit and legal fees incurred in connection with our 2008 annual audit and the preparation of our 2008 Form 10-K and other annual reports. We expect such fees to decrease over the remainder of 2009.

          The increase in occupancy expense of $215,000 in three months ended March 31, 2009 from three months ended March 31, 2008 was principally due to NIS expense of $121,000 and to Boyd expense of $60,000.
          Amortization of intangible assets is a non-cash charge related to the intangible assets acquired in the purchases of Wood, Sovereign, NIS, and Boyd. The amortization charge of $943,000 in three months ended March 31, 2009 represents amortization of the Wood, Sovereign, NIS, and Boyd intangible assets. The amortization charge of $809,000 in three months ended March 31, 2008 represents amortization of the Wood and Sovereign intangible assets. The increase reflects the additional amortization charges related to the acquired NIS and Boyd intangible assets, offset in part by reduced amortization charges related to the Wood and Sovereign intangible assets as a result of the impairment charges recognized in the second and fourth quarters of 2008.
          Our operating loss in three months ended March 31, 2009 was $2,064,000, which included the non-cash intangible asset amortization charges of $943,000 and non-cash share compensation expense of $98,000. Our operating loss in three months ended March 31, 2008 was $482,000, which included the non-cash intangible asset amortization charges of $809,000. The increase in the operating loss primarily reflects the decrease in revenues for Wood and Sovereign and the increase in professional fees expense associated with our annual audit and the preparation of our 2008 Form 10-K and other annual reports.
          Our interest income was $120,000 in three months ended March 31, 2009 compared to $496,000 in three months ended March 31, 2008. Substantially all of our interest income is earned from invested cash balances from our $120,000,000 private placement of units. The decrease in our interest income reflects the use of the funds to pay for the NIS and Boyd acquisitions.
          In March 2009, our board of directors determined that additional investments from other parties into the Plurima Titanium U.S. Equity Fund, for which we serve as investment advisor, were likely not to be forthcoming. As a result, our board of directors decided to commence actions to liquidate our investment in the commingled stock fund and during the three months ended March 31, 2009, we recognized the $381,000 unrealized loss on this investment (including the previously unrecognized loss of $294,000 at December 31, 2008).
          Our income tax benefit for three months ended March 31, 2009 was $798,000, resulting in an effective tax rate of 34.1%. The income tax benefit consists of deferred tax benefits recognized for federal and state net operating loss carryforwards and other deductible temporary differences. The effective tax rate for 2009 principally reflects federal taxes at the statutory rate and state income taxes. Our income tax expense for three months ended March 31, 2008 was $10,000, resulting in an effective tax rate of 71.4%. The effective tax rate for 2008 reflects a proportionately higher level of nondeductible expenses.
          As a result of the factors described above, we had a net loss of $1,541,000 for three months ended March 31, 2009 and net income of $4,000 for three months ended March 31, 2008.
Liquidity and Capital Resources
          At March 31, 2009, we had $20,421,000 of cash and cash equivalents and securities available for sale that were available to fund operations and acquisition obligations. At December 31, 2008, these combined balances were $29,436,000. The decrease primarily reflects the payments of $7,500,000 in connection with the Boyd acquisition, $655,000 due in deferred payments for the NIS acquisition and $783,000 used in operating activities during the three months ended March 31, 2009. In addition to these funds, NIS also had $950,000 of availability under its line of credit at March 31, 2009.
          At March 31, 2009, we had a remaining cash obligation due under our NIS acquisition agreement of $1,000,000, which is payable March 31, 2010. In addition to this cash obligation, we have a $960,000 obligation due in 2011 under the Boyd acquisition agreement that will be settled in 192,000 shares of common stock, except under certain circumstances as described in the agreement. As described in the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2008 Form 10-K, we have additional contingent payments that may come due under our acquisition agreements for Wood, Sovereign, and Boyd. We estimate those amounts to be $2,000,000 for 2009, of which approximately $1,000,000 would be payable in cash and $1,000,000 would be payable in shares of our common stock, and $10,938,000 for 2011, of which $6,670,000 would be payable in cash and $4,268,000 would be payable in shares of our common stock.
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
          Cash used in operating activities was $783,000 for the three months ended March 31, 2009 compared to cash provided by operating activities of $1,169,000 for the three month period ended March 31, 2008. The decrease in cash from operating activities primarily reflects the decrease in revenues for Wood and Sovereign, the increase in professional fees expense and the decrease in interest income in the three months ended March 31, 2009 from the same period last year.
          Cash used in investing activities was $1,613,000 for the three months ended March 31, 2009 compared to cash provided by investing activities of $24,361,000 in the same period last year. The cash used in investing activities in the three months ended March 31, 2009 primarily reflects the purchase of additional short-term corporate debt securities to enhance our average interest yield. The cash provided by investing activities in the three months ended March 31, 2008 reflects the release of $55,587,000 from the trust account offset by the use of $31,226,000 to acquire NIS.
          Cash used in financing activities was $8,145,000 for the three months ended March 31, 2009, which reflects payments in connection with the NIS and Boyd acquisitions.
Critical Accounting Policies
          Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires us to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of critical accounting estimates may be found in our 2008 Form 10-K in the Notes to the Consolidated Financial Statements and the Critical Accounting Estimates section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Recent Accounting Pronouncements
          The following new accounting standards and amendments to standards first became effective for the fiscal year beginning January 1, 2009:
•	Statement of Financial Accounting Standards (“FAS”) No. 141(R) (revised 2007), Business Combinations (“FAS 141(R)”) and FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51 (“FAS 160”). The adoption of FAS 141(R) and FAS 160 did not have a material impact on our condensed consolidated financial statements as of January 1, 2009. FAS 141(R) will require the expensing of acquisition costs incurred in future acquisitions and contingent consideration will be recorded at the acquisition date for future acquisitions.

•	Financial Accounting Standards Board (“FASB”) Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). The adoption of FSP FAS 142-3 did not have an impact on our condensed consolidated financial statements.

          The following new standards, amendments to standards and interpretations first became effective for the fiscal year beginning January 1, 2009 but are not currently relevant to us:
•	FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FAS No. 133

•	FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, to partially defer FAS No. 157, Fair Value Measurements (“FAS 157”)

•	FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FASB Staff Position provides additional guidance for estimating fair value in accordance with FAS 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased.

•	FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FASB Staff Position amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.
The following new standard has been issued, but is not effective for the fiscal year beginning January 1, 2009 and has not been early adopted:
•	FAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. FAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements for non-governmental entities that are presented in conformity with accounting principles generally accepted in the United States of America. FAS 162 will be effective 60 days after the SEC approves the Public Company Accounting Oversight Board’s amendments to AU Section 411. We do not anticipate the adoption of FAS 162 will have an impact on our condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
          Not applicable.
Item 4T. Controls and Procedures
          Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), required by Exchange Act Rules 13a-15(b) or 15d-15(b)), our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designated to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
          Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the first quarter of fiscal year 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
               There were no changes with respect to legal or other proceedings from the 2008 Form 10-K.
Item 1A. Risk Factors
          Not applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          In connection with the closing of the Boyd acquisition, we issued 45,500 shares of our Common Stock on January 8, 2009 to certain Boyd employees, all of which will vest on December 31, 2009. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act because we did not engage in general solicitation or advertising with regard to the issuance and sale of such securities and did not offer securities to the public in connection with the issuance.
Item 3. Defaults Upon Senior Securities
          None.
Item 4. Submission of Matters to a Vote of Security Holders
          None.
Item 5. Other Information
          Attached as Exhibit 99.1 and incorporated herein by reference is Titanium Asset Management’s press release to the AIM, a market operated by the London Stock Exchange, dated May 12, 2009, announcing its financial results for the quarter ended March 31, 2009. The information provided in this item and this exhibit shall not be treated as filed for purposes of the Exchange Act.
Item 6. Exhibits

Exhibit Number	Description
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press release of Titanium Asset Management to the AIM, a market operated by the London Stock Exchange, dated May 12, 2009

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TITANIUM ASSET MANAGEMENT CORP.
May 12, 2009	By:	/s/ Nigel Wightman
		Name:	Nigel Wightman
		Title:	Chairman and Chief Executive Officer

May 12, 2009	By:	/s/ Larry Haslee
		Name:	Larry Haslee
		Title:	Chief Financial Officer (Principal Financial Officer
and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press release of Titanium Asset Management to the AIM, a market operated by the London Stock Exchange, dated May 12, 2009