Form 10-Q
period 2009-06-30
Titanium Asset Management Corp
filed 2009-08-11
CIK 1407161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     At August 7, 2009, there were 20,509,502 shares of the registrant’s common stock and 612,716 shares of restricted stock outstanding.

 i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Titanium Asset Management Corp.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2009	2008
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$11,296,000	$18,753,000
Securities available for sale	8,574,000	10,683,000
Accounts receivable	3,568,000	4,041,000
Other current assets	1,798,000	1,420,000

Total current assets	25,236,000	34,897,000

Securities available for sale	—	672,000
Property and equipment, net	504,000	456,000
Goodwill	34,410,000	32,757,000
Intangible assets, net	28,488,000	32,206,000
Deferred income taxes	5,680,000	4,202,000

Total assets	$94,318,000	$105,190,000

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$321,000	$663,000
Acquisition payments due	954,000	8,145,000
Other current liabilities	1,757,000	1,789,000

Total current liabilities	3,032,000	10,597,000

Acquisition payments due	960,000	1,889,000

Total liabilities	3,992,000	12,486,000

Commitments and contingencies
Stockholders’ equity
Common stock, $0.0001 par value; 54,000,000 shares authorized; 20,509,502 and 20,464,002 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	2,000	2,000
Restricted common stock, $0.0001 par value; 720,000 shares authorized; 612,716 issued and outstanding at June 30, 2009 and December 31, 2008	—	—
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	—	—
Additional paid-in capital	99,667,000	99,462,000
Accumulated deficit	(9,333,000)	(6,597,000)
Other comprehensive loss	(10,000)	(163,000)

Total stockholders’ equity	90,326,000	92,704,000

Total liabilities and stockholders’ equity	$94,318,000	$105,190,000

See Notes to Condensed Consolidated Financial Statements contained herein and the Notes to Consolidated Financial Statements in the Titanium Asset Management Corp. Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”).

Titanium Asset Management Corp.
Condensed Consolidated Statement of Operations
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Fee income	$4,944,000	$4,486,000	$9,840,000	$6,706,000

Operating expenses:
Administrative	6,109,000	4,095,000	12,126,000	5,988,000
Amortization of intangible assets	1,096,000	1,193,000	2,039,000	2,002,000
Impairment of intangible assets	—	1,792,000	—	1,792,000

Total operating expenses	7,205,000	7,080,000	14,165,000	9,782,000

Operating loss	(2,261,000)	(2,594,000)	(4,325,000)	(3,076,000)

Other income
Interest income	114,000	372,000	234,000	868,000
Interest expense	(15,000)	—	(29,000)	—
Gain (loss) on investments	193,000	—	(188,000)	—

Loss before taxes	(1,969,000)	(2,222,000)	(4,308,000)	(2,208,000)

Income tax benefit	(774,000)	(730,000)	(1,572,000)	(720,000)

Net loss	$(1,195,000)	$(1,492,000)	$(2,736,000)	$(1,488,000)

Earnings (loss) per share
Basic	$(0.06)	$(0.07)	$(0.13)	$(0.07)
Diluted	$(0.06)	$(0.07)	$(0.13)	$(0.07)

Weighted average number of common shares outstanding:
Basic	20,546,490	20,451,502	20,546,490	20,451,502
Diluted	20,546,490	20,451,502	20,546,490	20,451,502
See Notes to Condensed Consolidated Financial Statements contained herein and the Notes to Consolidated Financial Statements in the 2008 Form 10-K.

Titanium Asset Management Corp. Condensed Consolidated Statement of Cash Flows (unaudited)

	Six Months Ended June 30,
	2009	2008

Cash flows from operating activities
Net loss	$(2,736,000)	$(1,488,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,093,000	2,002,000
Impairment of intangible assets	—	1,792,000
Noncash share compensation	205,000	—
Accretion of acquisition payments	25,000	—
Loss on investments	188,000	—
Deferred income taxes	(1,572,000)	(751,000)
Changes in assets and liabilities:
Decrease in accounts receivable	562,000	244,000
Decrease (increase) in other current assets	170,000	(346,000)
Decrease in accounts payable	(348,000)	(59,000)
Decrease in other current liabilities	(25,000)	(916,000)

Net cash provided by (used in) operating activities	(1,438,000)	478,000

Cash flows from investing activities
Purchases of property and equipment	(121,000)	(72,000)
Cash and cash equivalents released from trust	—	55,587,000
Purchases of securities available for sale	(8,437,000)	—
Sales and redemptions of securities available for sale	10,690,000	—
Cash paid for acquisition of subsidiaries, net of cash acquired	(6,000)	(31,226,000)

Net cash provided by investing activities	2,126,000	24,289,000

Cash flows from financing activities
Payment of deferred acquisition obligations	(8,145,000)	—
Redemption of common stock	—	(12,017,000)

Net cash used in financing activities	(8,145,000)	(12,017,000)

Net increase (decrease) in cash and cash equivalents	(7,457,000)	12,750,000

Cash and cash equivalents:
Beginning	18,753,000	19,388,000

Ending	$11,296,000	$32,138,000

Supplemental disclosure of cash flow information
Income taxes refunded (paid)	$36,000	$(598,000)

Supplemental disclosure of non-cash investing and financing activities
Paid-in capital attributed to common stock repurchase rights not executed	$—	$55,587,000
Payments due in connection with acquisitions	$—	$1,903,000
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
     The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, in the opinion of management, include all adjustments (all of which were of a normal and recurring nature) necessary for a fair statement of the information for each period contained therein.
     The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates are based on information available as of the date of these consolidated financial statements. Actual results could differ materially from those estimates.
     The information included in this Quarterly Report on Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein and in the 2008 Form 10-K and the Consolidated Financial Statements and the Notes thereto included in the 2008 Form 10-K.
Note 2 – Adoption of New Accounting Standards
     The Company’s significant accounting policies are discussed in the Notes to the Company’s Consolidated Financial Statements in the 2008 Form 10-K.
     The following new accounting standards and amendments to standards first became effective for the fiscal year beginning January 1, 2009:
•	Statement of Financial Accounting Standard (“FAS”) No. 141 (revised 2007), Business Combinations (“FAS 141(R)”) and FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51 (“FAS 160”). The adoption of FAS 141(R) and FAS 160 did not have a material impact on the Company’s condensed consolidated financial statements as of January 1, 2009. FAS 141(R) will require the expensing of acquisition costs incurred in future acquisitions and contingent consideration will be recorded at the acquisition date for future acquisitions.

•	Financial Accounting Standards Board (“FASB”) Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). The adoption of FSP FAS 142-3 did not have an impact on the Company’s condensed consolidated financial statements.

•	FAS No. 165, Subsequent Events (“FAS 165”), which was issued by the FASB in May 2009, provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FAS 165 requires public companies to evaluate subsequent events through the date that the financial statements are issued. FAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted the standard during the second quarter of 2009. The Company has evaluated subsequent events through the time of filing these financial statements with the SEC on August 11, 2009.

Note 2 – Adoption of New Accounting Standards (continued)
     The following new standards, amendments to standards and interpretations first became effective for the fiscal year beginning January 1, 2009 but are not currently relevant to the Company:
•	FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FAS No. 133
•	FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), to partially defer FAS No. 157, Fair Value Measurements (“FAS 157”)
•	FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FASB Staff Position provides additional guidance for estimating fair value in accordance with FAS 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased.
•	FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FASB Staff Position amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.
     The following new standards have been issued, but are not yet effective, and have not been early adopted:
•	FAS No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140 (“FAS 166”), which was issued by the FASB in June 2009, requires entities to provide more information regarding sales of securitized financial assets and similar transactions. FAS 166 is effective for fiscal years beginning after November 15, 2009. FAS 166 will not have a significant impact on the Company’s consolidated financial statements.
•	FAS No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”), which was issued by the FASB in June 2009, modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. FAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s performance. FAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. FAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. FAS 167 is effective for fiscal years beginning after November 15, 2009. FAS 167 will not have a significant impact on the Company’s consolidated financial statements.
•	FAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162 (“FAS 168”), which was issued by the FASB in June 2009, establishes the FASB Accounting Standards CodificationTM (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for the Company in the third quarter of 2009, and accordingly, the Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent filings will reference the Codification as the sole source of authoritative literature.

Note 3 – Comprehensive Income (Loss)
Comprehensive loss for the periods ended June 30, 2009 and 2008 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net loss	$(1,195,000)	$(1,492,000)	$(2,736,000)	$(1,488,000)
Fair value gains (losses) on available-for-sale securities, net of tax	(38,000)	—	153,000	—

Comprehensive income (loss)	$(1,233,000)	$(1,492,000)	$(2,583,000)	$(1,488,000)

Note 4 – Goodwill and intangible assets
The changes in goodwill for the six months ended June 30, 2009 were as follows:

Goodwill at December 31, 2008	$32,757,000
Adjustment to acquired Boyd assets and liabilities	(26,000)
Change in estimated values for acquired intangible assets of Boyd	1,679,000

Goodwill at June 30, 2009	$34,410,000

The changes in intangible assets for the six months ended June 30, 2009 were as follows:

Intangible assets, net at December 31, 2008	$32,206,000
Change in estimated values for acquired intangible assets of Boyd	(1,679,000)
Amortization expense	(2,039,000)
Intangible assets, net at June 30, 2009	$28,488,000

Identifiable intangible assets, net of amortization at June 30, 2009 and December 31, 2008, were as follows:

	June 30, 2009			December 31, 2008
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
		(unaudited)
	(in thousands)
Wood customer relationships	$12,026	$9,380	$2,646	$12,026	$8,850	$3,176
Wood brand	444	194	250	444	139	305
Sovereign customer relationships	2,665	1,178	1,487	2,665	966	1,699
Sovereign non-compete agreement	833	486	347	833	347	486
Sovereign brand	181	106	75	181	76	105
NIS client referral relationship	23,089	1,924	21,165	23,089	1,154	21,935
Boyd customer relationships	2,821	303	2,518	4,500	—	4,500

Totals	$42,059	$13,571	$28,488	$43,738	$11,532	$32,206

The Company completed its valuation of the intangible assets acquired in the Boyd acquisition during the quarter ended June 30, 2009. As a result, the estimated amount assigned to the Boyd customer relationships intangible asset was reduced by $1,679,000 and the goodwill from the Boyd acquisition was increased by the same amount. Also in connection with the completion of the valuation, the originally estimated amortizable life for the Boyd customer relationships asset was reduced based on the historical attrition rates of the customer base.

Note 5 – Investments
The Company’s available for sale securities, which are carried at fair value, were as follows:

	June 30,	December 31,
	2009	2008
	(unaudited)
Current portfolio
Corporate bonds	$8,573,000	$10,683,000

Noncurrent portfolio
Commingled stock fund	$—	$672,000

The Company’s investments in corporate bonds were made primarily to increase the Company’s average interest yield. The unrealized gain (loss) on corporate bonds was $(17,000) and $32,000 at June 30, 2009 and December 31, 2008, respectively.
The Company’s investment in a commingled stock fund relates to its investment in the Plurima Titanium U.S. Stock Fund, a sub-fund of the Dublin-based Plurima Funds mutual fund complex, to which the Company served as an investment advisor. The fund was initiated July 1, 2008. At December 31, 2008, the Company’s unrealized loss in the fund was approximately $294,000, which reflected the losses in the underlying values of the equity securities in which the fund was invested, reflective of the general decline in the equity markets over the last half of 2008. Based on the Company’s ability and intent to hold this investment for a reasonable period of time sufficient for a recovery of fair value, the Company did not consider this investment to be other-than-temporarily impaired at December 31, 2008. In March 2009, the Company’s board of directors determined that additional investments from other parties into the Plurima Titanium U.S. Equity Fund were likely not to be forthcoming. As a result, it decided to commence actions to liquidate the Company’s investment in the commingled stock fund. Based on this decision, the Company recognized a $381,000 loss on this investment, including the unrealized loss at December 31, 2008. At June 30, 2009, the liquidation proceeds of $587,000 are classified as other current assets pending the release of the funds by Plurima Funds.
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
At June 30, 2009, the Company had made common stock grants to certain employees that were compensatory because the grants vest based on continuing employment. These compensatory common stock grants include allocations of 55,322 shares of common stock held by Titanium Incentive Plan, LLC (“TIP”), a wholly-owned subsidiary, that were allocated to certain employees during January 2009 and which vest June 21, 2010. The compensatory common stock grants also include 58,000 shares of common stock granted to certain employees of Boyd in connection with the acquisition of Boyd, which vest December 31, 2009. The aggregate fair value of these shares of common stock at their grant dates was $503,000. During the six months ended June 30, 2009, the Company recognized $205,000 of compensation expense related to these grants and at June 30, 2009, there was $298,000 of unrecognized compensation expense related to the non-vested common stock grants.
In connection with the Company’s 2007 private placement, the Company issued 20,000,000 warrants that entitle the holder to purchase one share of common stock at $4.00 per share. The warrants expire in June 2011 unless earlier redeemed by the Company. At June 30, 2009, all 20,000,000 warrants were outstanding.

Note 6 – Share Capital (continued)
As part of the private placement, the Company granted an option to Sunrise Securities Corp. to acquire 2 million units at a price of $6.60 (each unit consisting of one share of common stock and one warrant to acquire one share of common stock at $4.00 per share). At June 30, 2009, all of these options were outstanding.
Note 7 – Earnings per Share
Basic earnings per share (“EPS”) is computed by dividing net income (loss) by the weighted average shares of common stock outstanding. In addition, in periods following the acquisition of Boyd, basic weighted average shares include 192,000 shares of common stock to be issued to the sellers of Boyd in 2011, except under certain circumstances described in the Boyd acquisition agreement. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period. Dilutive potential shares of common stock include the incremental shares of common stock issuable upon the exercise of the outstanding warrants computed using the treasury stock method and the incremental shares of common stock issued under the compensatory common stock grants computed using the treasury stock method. The 612,716 shares of restricted common stock have been excluded from the computation of diluted weighted average shares because their conversion terms require the ten day average share price of the common stock to exceed $6.90 per share. In addition, the option to acquire 2,000,000 units is excluded from the computation of diluted weighted average shares because the effect would have been antidilutive.
The computation of basic and diluted EPS is as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Basic EPS:
Net loss	$(1,195,000)	$(1,492,000)	$(2,736,000)	$(1,488,000)

Weighted average shares of common stock outstanding	20,354,490	20,451,502	20,354,490	20,451,502
Shares of common stock to be issued in Boyd acquisition	192,000	—	192,000	—

Basic weighted average shares of common stock outstanding	20,546,490	20,451,502	20,546,490	20,451,502

Basic EPS	$(0.06)	$(0.07)	$(0.13)	$(0.07)

Diluted EPS:
Net loss	$(1,195,000)	$(1,541,000)	$(2,736,000)	$(1,488,000)

Basic weighted average shares of common stock outstanding	20,546,490	20,451,502	20,546,490	20,451,502
Shares of common stock issuable under warrants	1,647,236	5,803,423	2,466,528	5,815,603
Shares of common stock under compensatory common stock grants	44,992	—	46,323	—

Diluted weighted average shares of common stock outstanding	22,238,718	26,254,925	23,059,341	26,267,104

Diluted EPS	$(0.06)	$(0.07)	$(0.13)	$(0.07)

The diluted weighted average shares amount for the three and six months ended June 30, 2009 and 2008 are provided for informational purposes, as the net loss for these periods causes basic earnings per share to be the most dilutive.

Note 8 – Contingencies
During the course of an internal investigation preceding the acquisition of NIS by the Company, management of NIS found evidence suggesting that certain of its customers’ plan assets were invested in a manner inconsistent with the plans’ authorized investment policies. Upon completion of the investigation, NIS presented its findings to the respective customers, their third party investment management consultants and in some instances customer counsel. Until all non-compliant holdings have been sold, the Company is unable to reasonably estimate the amount, or range of amounts, of possible additional losses associated with the resolution of this matter beyond what has been recorded. NIS voluntarily settled with one of its affected customers in the amount of $60,000 in 2008. Currently, there have been no claims asserted by any customer that is holding non-compliant securities in its plan. While management cannot estimate the amount, or range of amounts, of potential losses from this matter, the Company’s maximum exposure is substantially limited due to NIS’s professional liability and directors’ and officers’ liability insurance policy and the indemnification provided by the sellers of NIS to the Company against losses from this and other matters.
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
Note 9 – Subsequent Event
On July 10, 2009, one of Sovereign’s broker/dealers, through which it conducts a significant portion of its wrap business, notified Sovereign that it will be initiating a “sell” recommendation to its customers for certain of the investment strategies employed by Sovereign. This broker/dealer relationship currently includes client accounts with approximately $195 million in assets under management with approximately $400,000 in annualized revenue. While the Company currently cannot determine the timing or magnitude of potential customer terminations, nor the eventual revenue impact, it will continue to monitor the situation and will adjust its business plans accordingly. Depending on the significance of the revenue loss, the Company would expect to implement cost cutting measures to minimize the overall impact on the Company’s operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q, including particularly the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by and information currently available to the management of Titanium Asset Management Corp., a Delaware corporation (referred to as “we,” “our” or the “Company,” and, unless the context indicates otherwise, includes our wholly owned asset management subsidiaries, Wood Asset Management, Inc. (“Wood”), Sovereign Holdings LLC (“Sovereign”), National Investment Services, Inc. (“NIS”), and Boyd Watterson Asset Management, LLC (“Boyd”). We refer to Wood, Sovereign, NIS and Boyd collectively as our subsidiaries. The outcome of the events described in these forward-looking statements is subject to risks and uncertainties. Actual results and the outcome or timing of certain events may differ significantly from those projected in these forward-looking statements due to market fluctuations that alter our assets under management; termination of investment advisory agreements; loss of key personnel; loss of third-party distribution services; impairment of goodwill and other intangible assets; our inability to compete; market pressure on investment advisory fees; problems experienced in the acquisition or integration of target businesses; changes in law, regulation or tax rates; ineffective management of risk; inadequacy of insurance; changes in interest rates, equity prices, liquidity of global markets and international and regional political conditions; terrorism; changes in monetary and fiscal policy, investor sentiment and availability and cost of capital; technological changes and events; outcome of legal proceedings; changes in currency values, inflation and credit ratings; failure of our systems to properly operate; or actions taken by Clal Finance Ltd., (“Clal”), as our significant stockholder; factors listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”); and other factors listed in this Quarterly Report on Form 10-Q and from time to time in our other filings with the Securities and Exchange Commission (“SEC”). For this purpose, statements relating to integrating the operational, administrative and sales activities of our subsidiaries, earning of incentive fees, amount of future assets under management, acquisitions of additional asset management firms and payment therefor, payment of deferred consideration for the purchase of our subsidiaries and anticipated levels of future revenues, expenses or earnings, among other things; any statements using the terms “aim,” “anticipate,” “appear,” “based on,” “believe,” “can,” “continue,” “could,” “are emerging,” “estimate,” “expect,” “expectation,” “intend,” “may,” “ongoing,” “plan,” “possible” “potential, “predict,” “project,” “should” and “would” or similar words or phrases, or the negatives of those words or phrases; or discussions of strategy, plans, objectives or goals, may identify forward-looking statements that involve risks, uncertainties and other factors that could cause our actual results, financial condition and the outcome and timing of certain events to differ materially from those projected or management’s current expectations. By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise.
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
     Currently, our efforts are focused on integrating these acquisitions. Our goal in the short term is to obtain economies of scale by integrating the operational and administrative activities of the four subsidiaries (as well as any future acquisitions), including accounting, information technology, human resources and risk management. In addition, during the six months ended June 30, 2009, we completed the staffing and reorganization of our sales staff to better position us to sell the full range of our strategies to our existing customers and to prospects. Over the long term, we expect to consolidate the various operations into one asset management business, operating in multiple locations. During the second quarter, our integration activities resulted in a reduction in headcount from 97 at March 31, 2009 to 92 at June 30, 2009 and annualized cost savings of approximately $900,000. We expect to generate further savings over the second half of 2009 as we continue our integration activities.
     We believe that our institutional new business pipeline is strong and that it will result in adding significant assets from new clients in the coming quarters. In particular, we expect to be major participants in the U.S. Government’s Term Asset-Backed Securities Loan Facility (“TALF”) program on behalf of our clients. We are also developing our ability to work with clients in real estate investment activities.
     We continue to review the possible acquisition of additional asset management firms and/or management agreements with mutual funds. We expect to fund any such acquisitions, partly from the cash balances that remain from our private placement of units and partly through issuance of additional common stock (including through the conversion of our outstanding warrants), although we may incur bank debt as well.
     We earn our operating revenues principally from investment advisory fees, which are based on a percentage (or a range of percentages) of the market value of assets under management and vary among security type and investment strategy and from client to client. We also earn performance fees from certain NIS clients, as well as referral fees from clients referred by NIS to commingled funds investing in hedge funds sponsored by Attalus Capital LP (“Attalus”). As a result, our operating revenues are substantially influenced by the changes to our assets under management and other fee paying assets and shifts in the distribution of assets under management among types of securities and investment strategies. Our assets under management fluctuate based on our investment performance (both absolutely and relative to other investment advisors), the success of our sales and marketing efforts, and our acquisition of additional asset managers and/or management agreements with mutual funds. A material portion of our results will be influenced by fluctuations in world financial markets. Because they comprise the largest part of our assets under management, the performance of U.S. fixed-income securities should have the greatest influence on our results on a long-term basis, although our recent performance has been substantially affected by the negative performance of the U.S. equity markets and of hedge fund strategies during the second half of 2008.
     While a significant portion of our expenses, including employee compensation and occupancy, do not vary directly with operating revenues, as described above, we have generated economies in operations in the first half of 2009 and we expect to generate further economies in operational areas as we move forward with our integration efforts over the remainder of 2009.

Assets Under Management
     Assets under management in the aggregate were substantially unchanged between December 31, 2008 and June 30, 2009. The activity related to our assets under management by subsidiary for the six months ended June 30, 2009 is shown in the following table:

	Wood	Sovereign	NIS	Boyd	Total
	(in millions)
Balance at December 31, 2008	$667.9	$1,163.6	$2,885.7	$2,856.0	$7,573.2
New accounts	8.1	72.8	26.3	277.7	384.9
Terminated accounts	(63.1)	(96.8)	(36.8)	(56.8)	(253.5)
Other contributions (withdrawals)	9.7	(0.5)	(220.3)	(58.3)	(269.4)
Other activity, principally market movement	(13.7)	37.8	115.1	40.5	179.7

Balance at June 30, 2009	$608.9	$1,176.9	$2,770.0	$3,059.1	$7,614.9

% change from beginning balance	(9%)	1%	(4%)	7%	1%
     Our net new account activity was negative $138.0 million (or 2% of beginning asset values) for the six months ended June 30, 2009 principally due to withdrawals driven by cash requirements of certain institutional clients of NIS. Market movement for the six months ended June 30, 2009 was slightly positive as a result of fixed income returns, while the U.S. equity markets fell and then recovered to end the period little changed.
     Our assets under management by major investment strategy were as follows at June 30, 2009 and December 31, 2008.

	June 30, 2009		December 31, 2008
	(in millions)	% of total	(in millions)	% of total

U.S. fixed income	$6,907.4	90.7%	$6,674.8	88.2%
U.S. equity	685.4	9.0%	874.6	11.5%
International equity	22.1	0.3%	23.8	0.3%

Balance at end of period	$7,614.9	100.0%	$7,573.2	100.0%

     The decrease in U.S. equity investments under management is primarily the result of accounts terminated at Wood due to client nervousness about the equity market. This decrease continued to negatively impact the investment advisory fees of Wood, which is primarily an equity investment advisor.

     Our assets under management by broad client type were as follows at June 30, 2009 and December 31, 2008.

	June 30, 2009		December 31, 2008
	(in millions)	% of total	(in millions)	% of total

Institutional – Retirement plans	$3,350.1	44.0%	$3,633.3	48.0%
Institutional – Other	2,563.6	33.7%	2,197.3	29.0%
Retail – Broker/dealer accounts	939.6	12.3%	948.6	12.5%
Retail – Other	761.6	10.0%	794.0	10.5%

Balance at end of period	$7,614.9	100.0%	$7,573.2	100.0%

     On July 10, 2009, one of Sovereign’s broker/dealers, through which it conducts a significant portion of its wrap business, notified Sovereign that it will be initiating a “sell” recommendation to its customers for certain of the investment strategies employed by Sovereign. This broker/dealer relationship currently includes client accounts with approximately $195 million in assets under management with approximately $400,000 in annualized revenue. While the Company currently cannot determine the timing or magnitude of potential customer terminations, nor the eventual revenue impact, it will continue to monitor the situation and will adjust its business plans accordingly. Depending on the significance of the revenue loss, the Company would expect to implement cost cutting measures to minimize the overall impact on the Company’s operations.
     In addition, our distribution relationship with Attalus on which we earn referral fees saw an increase in assets under management due principally to positive market returns. The changes in those distribution assets are as follows (in millions):

Balance at December 31, 2008	$806.2
New accounts	4.5
Other activity, principally market movement	49.7
Balance at June 30, 2009	$860.4

% change from beginning balance	6.7%

Results of Operations
     Consolidated Results of Operations
     Our results for the three and six month periods ended June 30, 2009 include the Company and the operating results for Wood, Sovereign, NIS and Boyd. Our results for the three months ended June 30, 2008 include only the Company and the operating results for Wood, Sovereign and NIS. The results for the six months ended June 30, 2008 include the Company and the operating results of Wood and Sovereign for the full six months and NIS subsequent to its acquisition as of March 31, 2008. Boyd was acquired after these 2008 periods.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Operating revenues:
Investment advisory fees	$4,403,000	$3,750,000	$8,757,000	$5,970,000
Referral fees	541,000	736,000	1,083,000	736,000

Total operating revenues	4,944,000	4,486,000	9,840,000	6,706,000

Operating expenses:
Administrative	6,109,000	4,095,000	12,126,000	5,988,000
Amortization of intangible assets	1,096,000	1,193,000	2,039,000	2,002,000
Impairment of intangible assets	—	1,792,000	—	1,792,000

Total operating expenses	7,205,000	7,080,000	14,165,000	9,782,000

Operating loss	(2,261,000)	(2,594,000)	(4,325,000)	(3,076,000)
Interest income	114,000	372,000	234,000	868,000
Interest expense	(15,000)	—	(29,000)	—
Investment gains (losses)	193,000	—	(188,000)	—

Loss before taxes	(1,969,000)	(2,222,000)	(4,308,000)	(2,208,000)
Income tax benefit	(774,000)	(730,000)	(1,572,000)	(720,000)

Net loss	$(1,195,000)	$(1,492,000)	$(2,736,000)	$(1,488,000)

Earnings (loss) per share
Basic	$(0.06)	$(0.07)	$(0.13)	$(0.07)

Diluted	$(0.06)	$(0.07)	$(0.13)	$(0.07)

     Operating Revenues
     Our investment advisory fees by subsidiary were as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Wood	$587,000	$994,000	$1,244,000	$2,306,000
Sovereign	621,000	826,000	1,223,000	1,734,000
NIS	1,778,000	1,930,000	3,574,000	1,930,000
Boyd	1,417,000	—	2,716,000	—

Total	$4,403,000	$3,750,000	$8,757,000	$5,970,000

     During the three months ended June 30, 2009, our investment advisory fees for Wood decreased by 41% relative to the same period last year. During the six months ended June 30, 2009, our investment advisory fees for Wood decreased by 46% relative to the same period last year. The decrease in investment advisory fees reflects the loss of accounts in the first half of 2008 following the death of Gary Wood, Wood’s founder, and the decrease in values of equity investments under management, which intensified over the second half of 2008 and continued into the first quarter of 2009. During the three months ended June 30, 2009, the equity investments under management began to recover some of their value.

     During the three months ended June 30, 2009, our investment advisory fees for Sovereign decreased by 25% relative to the same period last year. During the six months ended June 30, 2009, our investment advisory fees for Sovereign decreased by 29% relative to the same period last year. The decrease in investment advisory fees reflects the loss of a $355 million account, as well as a number of smaller Sovereign accounts, in the first half of 2008.
     During the three months ended June 30, 2009, our investment advisory fees for NIS decreased by 8% relative to the same period last year. The decrease is primarily attributable to client withdrawals to meet cash requirements.
     During the six months ended June 30, 2009, we completed the staffing and reorganization of our sales staff to better position us to sell the full range of our strategies to our existing customers and to prospects. We believe we have a strong pipeline of new institutional business opportunities at June 30, 2009 and are encouraged by the general recovery in the financial markets over the second quarter of 2009. In particular we expect to be major participants in the U.S. Government’s TALF program on behalf of our clients. We are also developing a real estate investment capability.
     Our referral fees are attributable to NIS’s distribution agreement with Attalus. The referral fees for the second quarter of 2009 decreased 27% relative to the second quarter of 2008 primarily due to negative hedge fund returns over the second half of 2008 which impacted the asset balances managed by Attalus.
     NIS earns performance fees through its management of two preferred stock limited liability companies. These fees are based on a calendar year performance period and we recognize performance fees at the conclusion of the performance period when all contingencies are resolved. In 2008, NIS earned performance fees of $518,000, which were recognized in December 2008. While fixed income returns are volatile, based on performance through June 30, 2009, NIS would have earned performance fees of approximately $580,000. The performance of these funds has continued to improve since the end of the quarter, however, there can be no assurance as to the actual amount of performance fees that may be realized, if any.
     Operating Expenses
     Administrative expenses included the following:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Employee compensation	$3,947,000	$2,208,000	$7,721,000	$3,315,000
Share-based compensation	107,000	—	205,000	—
Professional fees	554,000	756,000	1,313,000	946,000
Occupancy	275,000	233,000	581,000	324,000
Other operating expenses	1,226,000	898,000	2,306,000	1,403,000

Total	$6,109,000	$4,095,000	$12,126,000	$5,988,000

     The increase in employee compensation expense of $1,739,000 in three months ended June 30, 2009 over the same period last year was principally due to Boyd compensation expense of $913,000. The increase in employee compensation of $4,406,000 in the six months ended June 30, 2009 over the same period last year was principally due to six months of compensation for NIS in 2009 compared to three months in 2008, and Boyd compensation expense of $1,815,000. As a percent of revenues, employee compensation and benefits expense as a percent of revenues increased from 49% to 78% primarily due to the decrease in revenues at Wood and Sovereign. During the second quarter, our integration activities resulted in a reduction in headcount from 97 at March 31, 2009 to 92 at June 30, 2009 and annualized cost savings of approximately $900,000 starting in the third quarter of 2009. We expect to generate further savings as we continue our integration activities over the second half of 2009.

     Share-based compensation is a non-cash expense related to common stock grants that were made to certain Boyd employees in connection with our acquisition of Boyd and to certain other employees in December 2008 and January 2009. The aggregate value of these shares of common stock at their respective grant dates was $503,000, which is being recognized as compensation over the respective vesting periods of the shares.
     The decrease in professional fees expense of $202,000 in three months ended June 30, 2009 over the same period last year was primarily due to initiation of the registration process for our common stock under the Securities Exchange Act of 1934 in the second quarter of 2008. The increase in professional fees expense of $367,000 in six months ended June 30, 2009 over the same period last year was primarily due to audit and legal fees incurred in connection with our 2008 annual audit and the preparation of our 2008 Form 10-K and other annual reports principally in the first quarter of 2009. We expect our quarterly totals for such fees will decrease significantly over the remainder of 2009.
     The increase in occupancy expense of $257,000 in six months ended June 30, 2009 over the same period last year was principally due to six months of NIS expense in 2009 relative to three months of expense in 2008 and six months of Boyd expense in 2009.
     Amortization and impairment of intangible assets are non-cash charges related to the intangible assets acquired in the purchases of Wood, Sovereign, NIS, and Boyd. During the second quarter of 2008, we recognized impairment charges of $1,792,000 related to the loss of institutional accounts at Wood and Sovereign. In the fourth quarter of 2008, we recognized further impairment charges of $4,741,000 related to these assets primarily due to the significant equity market decreases over second half of 2008. The year-over-year change in amortization expense reflect reduced charges related to the Wood and Sovereign intangible assets as a result of the impairment charges recognized in the second and fourth quarters of 2008. The additional amortization charges related to the acquired NIS and Boyd intangible assets partially offset these reductions in the three months ended June 30, 2009 and more than offset them in the six months ended June 30, 2009.
     Our operating loss in three months ended June 30, 2009 was $2,261,000, which included non-cash intangible asset amortization charges of $1,096,000 and non-cash share compensation expense of $107,000. Our operating loss in three months ended June 30, 2008 was $2,595,000, which included non-cash intangible asset amortization charges of $1,193,000 and non-cash intangible asset impairment charges of $1,792,000. Excluding the impairment charges in 2008, our operating loss increased primarily due to the decrease in operating revenues for Wood, Sovereign, and NIS.
     Our operating loss in six months ended June 30, 2009 was $4,325,000, which included non-cash intangible asset amortization charges of $2,039,000 and non-cash share compensation expense of $205,000. Our operating loss in six months ended June 30, 2008 was $3,076,000, which included non-cash intangible asset amortization charges of $2,002,000 and non-cash intangible asset impairment charges of $1,792,000. The increase in the operating loss was principally the result of the decrease in operating revenues for Wood, Sovereign, and NIS and the increased professional fees.
     Our interest income was $114,000 in three months ended June 30, 2009 compared to $372,000 in the same period last year. Out interest income was $234,000 in the six months ended June 30, 2009 compared to $868,000 for the same period last year. Substantially all of our interest income is earned from invested cash balances remaining from our $120,000,000 private placement of units. The decrease in our interest income reflects the use of the funds to pay for the NIS and Boyd acquisitions.
     During the three months ended June 30, 2009, we realized investment gains of $193,000 from the sale of corporate bonds.
     In March 2009, our board of directors determined that additional investments from other parties into the Plurima Titanium U.S. Equity Fund, for which we served as investment advisor, were likely not to be forthcoming. As a result, our board of directors decided to commence actions to liquidate our investment in the commingled stock fund and during the three months ended March 31, 2009, we recognized a $381,000 loss on this investment.

     Our income tax benefit consists of deferred tax benefits recognized for federal and state net operating loss carryforwards and other deductible temporary differences. The effective tax rate of 36.5% for 2009 principally reflects federal taxes at the statutory rate and state income taxes. The effective tax rate of 32.6% for 2008 reflects a proportionately higher level of nondeductible expenses.
     At June 30, 2009 and December 31, 2008, our deferred tax assets were $5,608,000 and $4,202,000, respectively. Under Statement of Financial Accounting Standards (“FAS”) No. 109, Accounting for Income Taxes, we regularly consider both positive and negative information in assessing the whether a valuation allowance is required for our deferred tax assets. Based on our operating forecasts, we determined that no valuation allowances were required at June 30, 2009.
Liquidity and Capital Resources
     At June 30, 2009, we had $19,870,000 of cash and cash equivalents and securities available for sale to fund operations and acquisition obligations. At December 31, 2008, these combined balances were $29,436,000. The decrease primarily reflects the payments of $7,500,000 in connection with the Boyd acquisition, $655,000 due in deferred payments for the NIS acquisition and $1,438,000 used in operating activities during the six months ended June 30, 2009. In addition to these funds, at June 30, 2009 we had the full $950,000 of availability under our line of credit for NIS.
     At June 30, 2009, we had a remaining cash obligation due under our NIS acquisition agreement of $1,000,000 (carried at a discounted value of $954,000), which is payable March 31, 2010. In addition to this cash obligation, we have a $960,000 obligation due in 2011 under the Boyd acquisition agreement that will be settled in 192,000 shares of common stock, except under certain circumstances as described in the agreement. As described in the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2008 Form 10-K, we have additional contingent payments that may come due under our acquisition agreements for Wood, Sovereign, and Boyd. We estimate those amounts to be $2,000,000 for 2009, of which approximately $1,000,000 would be payable in cash and $1,000,000 would be payable in shares of our common stock, and $10,938,000 for 2011, of which $6,670,000 would be payable in cash and $4,268,000 would be payable in shares of our common stock.
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
     Cash used in operating activities was $1,438,000 for the six months ended June 30, 2009 compared to cash provided by operating activities of $478,000 for the six months ended June 30, 2008. The decrease in cash from operating activities primarily reflects the decrease in revenues for Wood and Sovereign, the increase in professional fees expense and the decrease in interest income in the six months ended June 30, 2009 from the same period last year.
     Cash provided by investing activities was $2,126,000 for the six months ended June 30, 2009 compared to $24,289,000 in the same period last year. The cash provided by investing activities in the six months ended March 31, 2009 primarily reflects the net sales and redemption proceeds from our portfolio of short-term corporate debt securities. The cash provided by investing activities in the six months ended June 30, 2008 primarily reflects the release of $55,587,000 of proceeds from our private placement from the trust account offset by the use of $31,226,000 to acquire NIS.
     Cash used in financing activities was $8,145,000 for the six months ended June 30, 2009, which reflects payments in connection with the NIS and Boyd acquisitions. During the six months ended June 30, 2008, $12,017,000 of cash was used to redeem common stock from stockholders that voted against the NIS acquisition and elected to have their common stock shares repurchased. With the completion of the Wood, Sovereign, and NIS acquisitions, the Company met its investment requirements related to the 2007 issuance of units and it has no further obligations to repurchase common stock issued as part of those units.

Critical Accounting Policies
     Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Preparation of these statements requires us to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of critical accounting estimates may be found in our 2008 Form 10-K in the Notes to the Consolidated Financial Statements and the Critical Accounting Estimates section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Recent Accounting Pronouncements
     The following new accounting standards and amendments to standards first became effective for the fiscal year beginning January 1, 2009:
•	FAS No. 141(R) (revised 2007), Business Combinations (“FAS 141(R)”) and FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51 (“FAS 160”). The adoption of FAS 141(R) and FAS 160 did not have a material impact on our condensed consolidated financial statements as of January 1, 2009. FAS 141(R) will require the expensing of acquisition costs incurred in future acquisitions and contingent consideration will be recorded at the acquisition date for future acquisitions.
•	Financial Accounting Standards Board (“FASB”) Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). The adoption of FSP FAS 142-3 did not have an impact on our condensed consolidated financial statements.
•	FAS No. 165, Subsequent Events (“FAS 165”), which was issued by the FASB in May 2009, provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FAS 165 requires public companies to evaluate subsequent events through the date that the financial statements are issued. FAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, we adopted the standard during the second quarter of 2009.
     The following new standards, amendments to standards and interpretations first became effective for the fiscal year beginning January 1, 2009 but are not currently relevant to us:
•	FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FAS No. 133
•	FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, to partially defer FAS No. 157, Fair Value Measurements (“FAS 157”)
•	FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FASB Staff Position provides additional guidance for estimating fair value in accordance with FAS 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased.
•	FASB Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FASB Staff Position amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.

     The following new standards have been issued, but are not yet effective, and have not been early adopted:
•	FAS No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140 (“FAS 166”), which was issued by the FASB in June 2009, requires entities to provide more information regarding sales of securitized financial assets and similar transactions. FAS 166 is effective for fiscal years beginning after November 15, 2009. FAS 166 will not have a significant impact on the Company’s consolidated financial statements.
•	FAS No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”), which was issued by the FASB in June 2009, modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. FAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s performance. FAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. FAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. FAS 167 is effective for fiscal years beginning after November 15, 2009. FAS 167 will not have a significant impact on the Company’s consolidated financial statements.
•	FAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162 (“FAS 168”), which was issued by the FASB in June 2009, establishes the FASB Accounting Standards CodificationTM (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for us in the third quarter of 2009 and accordingly, our Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent filings will reference the Codification as the sole source of authoritative literature.
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
     Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the second quarter of fiscal year 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     There were no changes with respect to legal or other proceedings from the 2008 Form 10-K.
Item 1A. Risk Factors
     Not applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
Our annual meeting of stockholders was held on May 22, 2009. The stockholders voted on the following proposals and cast their votes of common stock and restricted stock as follows:
Proposal One – Election of Directors
The following individuals were elected to hold office until the 2010 annual meeting of stockholders:
Directors elected by all holders

	For	Withheld	Broker Non-Votes
Nigel Wightman	13,413,755	381,500	—
Robert Kelly	13,413,755	381,500	—
Thomas Hamilton	13,413,755	381,500	—
T. Raymond Suplee	13,413,755	381,500	—
Directors elected by Clal Finance, Ltd. 1

	For	Withheld	Broker Non-Votes
Avigdor Kaplan	10,485,400	—	—
Yehoshua (“Shuky”) Abramovich	10,485,400	—	—
Proposal Two – Ratification of the Appointment of Our Independent Registered Public Accounting Firm for 2009

	For	Against	Abstain	Broker Non-Votes
Ratification of Cherry, Bekaert & Holland L.L.P.	13,413,755	—	381,500	—

[1]	Under the terms of our certificate of incorporation, for so long as Clal Finance, Ltd. (“Clal”) or any affiliate of Clal owns of record at least 35% of our then-issued and outstanding common stock, Clal may elect (and remove or replace) up to six directors on our Board of Directors. After the annual meeting, on July 1, 2009, Clal determined to elect a third director, Shy Talmon.

Item 5. Other Information
     Attached as Exhibit 99.1 and incorporated herein by reference is Titanium Asset Management’s press release to the AIM, a market operated by the London Stock Exchange, dated August 10, 2009, announcing its financial results for the quarter ended June 30, 2009. The information provided in this item and this exhibit shall not be treated as filed for purposes of the Exchange Act.
Item 6. Exhibits

Exhibit Number	Description

10.1	Indemnification Agreement dated July 1, 2009 by and between Titanium Asset Management Corp. and Shy Talmon

10.2	Referral Arrangement Letter Agreement dated July 1, 2009 between Attalus Capital, L.P. and National Investment Services, Inc.

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press release of Titanium Asset Management to the AIM, a market operated by the London Stock Exchange, dated August 10, 2009

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TITANIUM ASSET MANAGEMENT CORP.
August 11, 2009	By:	/s/ Nigel Wightman
		Name:	Nigel Wightman
		Title:	Chairman and Chief Executive Officer

August 11, 2009	By:	/s/ Larry Haslee
		Name:	Larry Haslee
		Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Indemnification Agreement dated July 1, 2009 by and between Titanium Asset Management Corp. and Shy Talmon

10.2	Referral Arrangement Letter agreement dated July 1, 2009 between Attalus Capital, L.P. and National Investment Services, Inc.

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press release of Titanium Asset Management to the AIM, a market operated by the London Stock Exchange, dated August 10, 2009