Form 10-Q
period 2009-09-30
Titanium Asset Management Corp
filed 2009-11-12
CIK 1407161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     At November 10, 2009, there were 20,509,502 shares of the registrant’s common stock and 612,716 shares of restricted stock outstanding.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Titanium Asset Management Corp.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2009	2008
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$6,383,000	$18,753,000
Securities available for sale	11,473,000	10,683,000
Accounts receivable	3,592,000	4,041,000
Other current assets	1,932,000	1,420,000

Total current assets	23,380,000	34,897,000

Securities available for sale	2,074,000	672,000
Property and equipment, net	485,000	456,000
Goodwill	31,271,000	32,757,000
Intangible assets, net	27,468,000	32,206,000
Deferred income taxes	5,821,000	4,202,000

Total assets	$90,499,000	$105,190,000

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$271,000	$663,000
Acquisition payments due	2,677,000	8,145,000
Other current liabilities	2,182,000	1,789,000

Total current liabilities	5,130,000	10,597,000

Acquisition payments due	960,000	1,889,000

Total liabilities	6,090,000	12,486,000

Commitments and contingencies
Stockholders’ equity
Common stock, $0.0001 par value; 54,000,000 shares authorized; 20,509,502 and 20,464,002 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	2,000	2,000
Restricted common stock, $0.0001 par value; 720,000 shares authorized; 612,716 issued and outstanding at September 30, 2009 and December 31, 2008	—	—
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	—	—
Additional paid-in capital	99,775,000	99,462,000
Accumulated deficit	(15,531,000)	(6,597,000)
Other comprehensive income (loss)	163,000	(163,000)

Total stockholders’ equity	84,409,000	92,704,000

Total liabilities and stockholders’ equity	$90,499,000	$105,190,000

See Notes to Condensed Consolidated Financial Statements contained herein and the Notes to Consolidated Financial Statements in the Titanium Asset Management Corp. Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”).

Titanium Asset Management Corp.
Condensed Consolidated Statement of Operations
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Fee income	$5,047,000	$3,886,000	$14,887,000	$10,592,000

Operating expenses:
Administrative	5,737,000	4,913,000	17,865,000	10,901,000
Amortization of intangible assets	1,020,000	1,093,000	3,059,000	3,095,000
Impairment of goodwill	4,847,000	—	4,847,000	—
Impairment of intangible assets	—	—	—	1,792,000

Total operating expenses	11,604,000	6,006,000	25,771,000	15,788,000

Operating loss	(6,557,000)	(2,120,000)	(10,884,000)	(5,196,000)

Other income
Interest income	98,000	(94,000)	333,000	774,000
Interest expense	(15,000)	(14,000)	(44,000)	(14,000)
Gain (loss) on investments	28,000	(38,000)	(160,000)	(38,000)

Loss before taxes	(6,446,000)	(2,266,000)	(10,755,000)	(4,474,000)

Income tax benefit	(249,000)	(664,000)	(1,821,000)	(1,384,000)

Net loss	$(6,197,000)	$(1,602,000)	$(8,934,000)	$(3,090,000)

Earnings (loss) per share
Basic	$(0.30)	$(0.08)	$(0.43)	$(0.15)
Diluted	$(0.30)	$(0.08)	$(0.43)	$(0.15)

Weighted average number of common shares outstanding:
Basic	20,546,490	20,451,502	20,546,490	20,451,502
Diluted	20,546,490	20,451,502	20,546,490	20,451,502
See Notes to Condensed Consolidated Financial Statements contained herein and the Notes to Consolidated Financial Statements in the 2008 Form 10-K.

Titanium Asset Management Corp.
Condensed Consolidated Statement of Cash Flows
(unaudited)

	Nine Months Ended
	September 30,
	2009	2008

Cash flows from operating activities
Net loss	$(8,934,000)	$(3,090,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,139,000	3,099,000
Impairment of intangible assets	—	1,792,000
Impairment of goodwill	4,847,000	—
Noncash share compensation	313,000	—
Accretion of acquisition payments	40,000	12,000
Loss on investments	160,000	39,000
Deferred income taxes	(1,821,000)	(1,531,000)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	538,000	(140,000)
Decrease (increase) in other current assets	(440,000)	425,000
Increase (decrease) in accounts payable	(398,000)	129,000
Increase (decrease) in other current liabilities	876,000	(855,000)

Net cash used in operating activities	(1,680,000)	(120,000)

Cash flows from investing activities
Purchases of property and equipment	(128,000)	(72,000)
Cash and cash equivalents released from trust	—	55,587,000
Purchases of securities available for sale	(16,340,000)	(1,000,000)
Sales and redemptions of securities available for sale	13,929,000	34,000
Cash paid for acquisition of subsidiaries, net of cash acquired	(6,000)	(31,226,000)

Net cash provided by (used in) investing activities	(2,545,000)	23,323,000

Cash flows from financing activities
Payment of deferred acquisition obligations	(8,145,000)	—
Redemption of common stock	—	(12,017,000)

Net cash used in financing activities	(8,145,000)	(12,017,000)

Net increase (decrease) in cash and cash equivalents	(12,370,000)	11,186,000

Cash and cash equivalents:
Beginning	18,753,000	19,388,000

Ending	$6,383,000	$30,574,000

Supplemental disclosure of cash flow information
Income taxes refunded (paid)	$512,000	$(630,000)

Supplemental disclosure of non-cash investing and financing activities
Paid-in capital attributed to common stock repurchase rights not executed	$—	$55,587,000
Payments due in connection with acquisitions	$1,708,000	$1,903,000
See Notes to Condensed Consolidated Financial Statements contained herein and the Notes to Consolidated Financial Statements in the 2008 Form 10-K.

Titanium Asset Management Corp.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 1 — General
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
Note 2 — Adoption of New Accounting Standards
     The Company’s significant accounting policies are discussed in the Notes to the Company’s Consolidated Financial Statements in the 2008 Form 10-K.
     The following new accounting standards and amendments to standards first became effective for the fiscal year beginning January 1, 2009:
•	The Financial Accounting Standards Board (“FASB”) has issued revised standards concerning the accounting for business combinations that will require the expensing of acquisition costs incurred in future acquisitions and contingent consideration will be recorded at the acquisition date for future acquisitions.

•	The FASB has recently issued guidance for determining the useful life of intangible assets. The adoption of this guidance did not have an impact on the Company’s condensed consolidated financial statements.

•	In May 2009, the FASB issued a standard that provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. That standard requires public companies to evaluate subsequent events through the date that the financial statements are issued. The Company adopted this standard during the second quarter of 2009. The Company has evaluated subsequent events through the time of filing these financial statements with the SEC on November 10, 2009.

Note 2 — Adoption of New Accounting Standards (continued)
     The following new standards, amendments to standards and interpretations first became effective for the fiscal year beginning January 1, 2009 but are not currently relevant to the Company:
•	An amended standard for disclosures about derivative instruments and hedging activities.

•	A FASB staff position to partially defer certain provisions of its standard on fair value reporting for financial instruments.

•	A FASB staff position that provides additional guidance for estimating fair values for financial instruments when the volume and level of activity for the asset or liability have significantly decreased.

•	A FASB staff position that amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.

The following new standards have been issued, but are not yet effective, and have not been early adopted:

•	A standard, which was issued by the FASB in June 2009, that requires entities to provide more information regarding sales of securitized financial assets and similar transactions. This standard, which is effective for fiscal years beginning after November 15, 2009, is not expected to have a significant impact on the Company’s consolidated financial statements.

•	A standard, which was issued by the FASB in June 2009, that modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The standard clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s performance. The standard requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity and also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. This standard, which is effective for fiscal years beginning after November 15, 2009, is not expected to have a significant impact on the Company’s consolidated financial statements.
Note 3 — Comprehensive Loss
Comprehensive loss for the periods ended September 30, 2009 and 2008 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net loss	$(6,197,000)	$(1,602,000)	$(8,934,000)	$(3,090,000)
Fair value gains (losses) on available-for-sale securities, net of tax	172,000	—	326,000	(34,000)

Comprehensive loss	$(6,025,000)	$(1,602,000)	$(8,608,000)	$(3,124,000)

Note 4 — Goodwill and intangible assets
Pursuant to the acquisition agreements for Wood and Sovereign, the sellers may be owed additional amounts based on the subsidiaries achieving certain revenue and assets under management milestones. The Company preliminarily has determined that $900,000 and $808,000 are owed to the sellers of Wood and Sovereign, respectively, based on their assets under management at September 30, 2009 and that no amounts are due under the revenue milestones for Sovereign for the twelve months ended September 30, 2009. The Company currently estimates that approximately $2,100,000 will be due based on the assets under management milestones for September 30, 2011. These amounts are payable in equal amounts of cash and shares of common stock.
In connection with the initial preparation of our 2010 annual budget, we completed an evaluation of the fair value of the Company and the impact of such on our goodwill balance as of September 30, 2009. We estimate fair value using a discounted cash flow analysis, which measures fair value by reference to projected future cash flows over a five-year forecast period and an estimated residual value and through the application of a discount rate to reflect those amounts at a present value. In preparing our cash flow forecasts, we consider historical and projected growth rates, our business plans, prevailing relevant business conditions and trends, anticipated needs for working capital and capital expenditures, and historical and expected levels and trends in operating profitability. In preparing our current forecast, we specifically considered that over the first nine months of 2009, we have not met our expectations for new customer growth in our retail marketing channel, particularly in our managed equity assets. We have noted that despite the recovery that has occurred in the equity markets over the last six months, overall funds flowing into the U.S. equity markets through mutual funds and exchange traded funds (EFTs) have been significantly negative. While we expect this trend to revert back to more normal patterns in time, we have reduced our current forecast to reflect more modest growth in our equity managed funds in the near term. In addition, while we have achieved substantial progress in integrating the operations of our four operating subsidiaries and reducing headcount, we continue to bear significant legal and professional costs as a result of being both a U.S. reporting company and listed on the London AIM market. While we continue to aggressively look for additional business efficiencies and related cost savings, we have reduced our current forecast for achieving overall cost savings over the short term.
Based on the changes in our current forecast, our evaluation of fair value at September 30, 2009 indicated potential impairment of goodwill. As a result, we completed a required second step to assess the implied fair value of goodwill and concluded that the value of our goodwill was impaired by $4,847,000.
The changes in goodwill for the nine months ended September 30, 2009 were as follows:

Goodwill at December 31, 2008	$32,757,000
Adjustment to acquired Boyd assets and liabilities	(26,000)
Change in estimated values for acquired intangible assets of Boyd	1,679,000
Additional purchase consideration for Wood and Sovereign acquisitions	1,708,000
Impairment of goodwill	(4,847,000)

Goodwill at September 30, 2009	$31,271,000

The changes in intangible assets for the nine months ended September 30, 2009 were as follows:

Intangible assets, net at December 31, 2008	$32,206,000
Change in estimated values for acquired intangible assets of Boyd	(1,679,000)
Amortization expense	(3,059,000)

Intangible assets, net at September 30, 2009	$27,468,000

Note 4 — Goodwill and intangible assets (continued)
Identifiable intangible assets, net of amortization at September 30, 2009 and December 31, 2008, were as follows:

	September 30, 2009			December 31, 2008
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
.		(unaudited)	(in thousands)
Wood customer relationships	$12,026	$9,644	$2,382	$12,026	$8,850	$3,176
Wood brand	444	222	222	444	139	305
Sovereign customer relationships	2,665	1,285	1,380	2,665	966	1,699
Sovereign non-compete agreement	833	555	278	833	347	486
Sovereign brand	181	120	61	181	76	105
NIS client referral relationship	23,089	2,310	20,779	23,089	1,154	21,935
Boyd customer relationships	2,821	455	2,366	4,500	—	4,500

Totals	$42,059	$14,591	$27,468	$43,738	$11,532	$32,206

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
Note 5 — Investments
The Company’s available for sale securities, which are carried at fair value, were as follows:

	September 30,	December 31,
	2009	2008
	(unaudited)
Current portfolio
Corporate bonds	$11,473,000	$10,683,000

Noncurrent portfolio
Commingled fixed income fund	$2,074,000	$—
Commingled stock fund	$—	$672,000

The Company’s investments in corporate bonds were made primarily to increase the Company’s average interest yield. The unrealized gain on corporate bonds was $190,000 and $32,000 at September 30, 2009 and December 31, 2008, respectively.
The Company’s investment in a commingled fixed income fund relates to its investment in the Titanium TALF Opportunity Fund (the “TALF Fund”), which it organized for its clients to invest primarily in securities participating in the Term Asset-Backed Securities Loan Facility (“TALF”) of the Federal Reserve Bank of New York. As of September 30, 2009, the Company’s investment in the TALF Fund represents approximately 22% of the total investments in the fund. The unrealized gain on the investment in the commingled fixed income fund was $74,000 at September 30, 2009.

Note 5 — Investments (continued)
The Company’s investment in a commingled stock fund relates to its investment in the Plurima Titanium U.S. Stock Fund, a sub-fund of the Dublin-based Plurima Funds mutual fund complex, to which Wood served as an investment advisor. The fund was initiated July 1, 2008. At December 31, 2008, the Company’s unrealized loss in the fund was approximately $294,000, which reflected the losses in the underlying values of the equity securities in which the fund was invested, reflective of the general decline in the equity markets over the last half of 2008. Based on the Company’s ability and intent to hold this investment for a reasonable period of time sufficient for a recovery of fair value, the Company did not consider this investment to be other-than-temporarily impaired at December 31, 2008. In March 2009, the Company’s board of directors determined that additional investments from other parties into the Plurima Titanium U.S. Equity Fund were likely not to be forthcoming. As a result, it decided to commence actions to liquidate the Company’s investment in the commingled stock fund. Based on this decision, the Company recognized a $381,000 loss on this investment, including the previously unrealized loss at December 31, 2008. At September 30, 2009, the liquidation proceeds of $587,000 are classified as other current assets pending the release of the funds by Plurima Funds.
Note 6 — Stockholders’ Equity
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
At September 30, 2009, the Company had made common stock grants to certain employees that were compensatory because the grants vest based on continuing employment. These compensatory common stock grants include allocations of 55,322 shares of common stock held by Titanium Incentive Plan, LLC (“TIP”), a wholly-owned subsidiary, that were allocated to certain employees during January 2009 and which vest June 21, 2010. The compensatory common stock grants also include 58,000 shares of common stock granted to certain employees of Boyd in connection with the acquisition of Boyd, which vest December 31, 2009. The aggregate fair value of these shares of common stock at their grant dates was $503,000. During the nine months ended September 30, 2009, the Company recognized $313,000 of compensation expense related to these grants and at September 30, 2009, there was $191,000 of unrecognized compensation expense related to the non-vested common stock grants.
In connection with the Company’s 2007 private placement, the Company issued 20,000,000 warrants that entitle the holder to purchase one share of common stock at $4.00 per share. The warrants expire in June 2011 unless earlier redeemed by the Company. At September 30, 2009, all 20,000,000 warrants were outstanding.
As part of the private placement, the Company granted an option to Sunrise Securities Corp. to acquire 2 million units at a price of $6.60 (each unit consists of one share of common stock and one warrant to acquire one share of common stock at $4.00 per share). At September 30, 2009, all of these options were outstanding.
Note 7 — Income Taxes
The interim income tax benefit is recognized based on management’s estimate of the effective income tax rate for the full year. The estimated effective annual rates for 2009 and 2008 were 37.4% and 30.9%, respectively, prior to giving effect to the valuation allowance in 2009. Based on the forecasts prepared in connection with the evaluation of goodwill as of September 30, 2009, the Company determined that a valuation allowance of $2,200,000 was required for its deferred tax assets.

Note 8 — Earnings per Share
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
The computation of basic and diluted EPS is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Basic EPS:
Net loss	$(6,197,000)	$(1,602,000)	$(8,934,000)	$(3,090,000)

Weighted average shares of common stock outstanding	20,354,490	20,451,502	20,354,490	20,451,502
Shares of common stock to be issued in Boyd acquisition	192,000	—	192,000	—

Basic weighted average shares of common stock outstanding	20,546,490	20,451,502	20,546,490	20,451,502

Basic EPS	$(0.30)	$(0.08)	$(0.43)	$(0.15)

Diluted EPS:
Net loss	$(6,197,000)	$(1,602,000)	$(8,934,000)	$(3,090,000)

Basic weighted average shares of common stock outstanding	20,546,490	20,451,502	20,546,490	20,451,502
Shares of common stock issuable under warrants	—	5,803,423	—	5,815,603
Shares of common stock under compensatory common stock grants	41,995	—	63,137	—

Diluted weighted average shares of common stock outstanding	20,588,485	26,254,925	20,609,627	26,267,104

Diluted EPS	$(0.30)	$(0.08)	$(0.43)	$(0.15)

The diluted weighted average shares amount for the three and nine months ended September 30, 2009 and 2008 are provided for informational purposes, as the net loss for these periods causes basic earnings per share to be the most dilutive.

Note 9 — Contingencies
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
     This Quarterly Report on Form 10-Q, including particularly the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by and information currently available to the management of Titanium Asset Management Corp., a Delaware corporation (referred to as “we,” “our” or the “Company,” and, unless the context indicates otherwise, includes our wholly owned asset management subsidiaries, Wood Asset Management, Inc. (“Wood”), Sovereign Holdings LLC (“Sovereign”), National Investment Services, Inc. (“NIS”), and Boyd Watterson Asset Management, LLC (“Boyd”)). We refer to Wood, Sovereign, NIS and Boyd collectively as our subsidiaries. The outcome of the events described in these forward-looking statements is subject to risks and uncertainties. Actual results and the outcome or timing of certain events may differ significantly from those projected in these forward-looking statements due to market fluctuations that alter our assets under management; termination of investment advisory agreements; loss of key personnel; loss of third-party distribution services; impairment of goodwill and other intangible assets; our inability to compete; market pressure on investment advisory fees; problems experienced in the acquisition or integration of target businesses; changes in law, regulation or tax rates; ineffective management of risk; inadequacy of insurance; changes in interest rates, equity prices, liquidity of global markets and international and regional political conditions; terrorism; changes in monetary and fiscal policy, investor sentiment and availability and cost of capital; technological changes and events; outcome of legal proceedings; changes in currency values, inflation and credit ratings; failure of our systems to properly operate; or actions taken by Clal Finance Ltd., (“Clal”), as our significant stockholder; factors listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”); and other factors listed in this Quarterly Report on Form 10-Q and from time to time in our other filings with the Securities and Exchange Commission (“SEC”). For this purpose, statements relating to integrating the operational, administrative and sales activities of our subsidiaries, earning of incentive fees, amount of future assets under management, acquisitions of additional asset management firms and payment therefor, payment of deferred consideration for the purchase of our subsidiaries and anticipated levels of future revenues, expenses or earnings, among other things; any statements using the terms “aim,” “anticipate,” “appear,” “based on,” “believe,” “can,” “continue,” “could,” “are emerging,” “estimate,” “expect,” “expectation,” “intend,” “may,” “ongoing,” “plan,” “possible” “potential, “predict,” “project,” “should” and “would” or similar words or phrases, or the negatives of those words or phrases; or discussions of strategy, plans, objectives or goals, may identify forward-looking statements that involve risks, uncertainties and other factors that could cause our actual results, financial condition and the outcome and timing of certain events to differ materially from those projected or management’s current expectations. By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise.
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
     Currently, our efforts are focused on integrating these acquisitions. Our goal in the short term is to obtain economies of scale by integrating the operational and administrative activities of the four subsidiaries (as well as any future acquisitions), including accounting, information technology, human resources and risk management. In addition, during the nine months ended September 30, 2009, we completed the staffing and reorganization of our sales staff to better position us to sell the full range of our strategies to our existing customers and to prospects. Over the long term, we expect to consolidate the various operations into one asset management business, operating in multiple locations. During the second and third quarters, our integration activities resulted in further reduction in headcount and annualized cost savings of approximately $1,200,000. We expect to generate further savings over the balance of 2009 as we continue our integration activities.
     We believe that our institutional new business pipeline is strong and that it will result in adding significant assets from new clients in the coming quarters. In particular, we expect our participation in the U.S. Government’s Term Asset-Backed Securities Loan Facility (“TALF”) program on behalf of our clients to increase. We have also secured our first real estate client and expect to secure more real estate business in the coming months.
     We continue to review the possible acquisition of additional asset management firms. We expect to fund any such acquisitions, partly from the cash balances that remain from our private placement of units and partly through issuance of additional common stock (including through the conversion of our outstanding warrants), although we may incur bank debt as well.
     We earn our operating revenues principally from investment advisory fees, which are based on a percentage (or a range of percentages) of the market value of assets under management and vary among security type and investment strategy and from client to client. We also earn performance fees from certain NIS clients, as well as referral fees from clients referred by NIS to commingled funds investing in hedge funds sponsored by Attalus Capital LP (“Attalus”). As a result, our operating revenues are substantially influenced by the changes to our assets under management and other fee paying assets and shifts in the distribution of assets under management among types of securities and investment strategies. Our assets under management fluctuate based on our investment performance (both absolutely and relative to other investment advisors), the success of our sales and marketing efforts, and our acquisition of additional asset managers. A material portion of our results will be influenced by fluctuations in world financial markets. Because they comprise the largest part of our assets under management, the performance of U.S. fixed-income securities should have the greatest influence on our results on a long-term basis, although our recent performance has been substantially affected by the negative performance of the U.S. equity markets and of hedge fund strategies during the second half of 2008.
     While a significant portion of our expenses, including employee compensation and occupancy, do not vary directly with operating revenues, as described above, we have generated economies in operations in the first nine months of 2009 and we expect to generate further economies in operational areas as we move forward with our integration efforts over the remainder of 2009.

     In connection with the initial preparation of our 2010 annual budget, we updated our current forecast and completed an evaluation of the fair value of the Company and the impact of such on our goodwill balance as of September 30, 2009. In preparing our current forecast, we specifically considered that over the first nine months of 2009, we have not met our expectations for new customer growth in our retail marketing channel, particularly in our managed equity assets. We have noted that despite the recovery that has occurred in the equity markets over the last six months, overall funds flowing into the U.S. equity markets through mutual funds and exchange traded funds (EFTs) have been significantly negative. While we expect this trend to revert back to more normal patterns in time, we have reduced our current forecast to reflect more modest growth in our equity managed funds in the near term. In addition, while we have achieved substantial progress in integrating the operations of our four operating subsidiaries and reducing headcount, we continue to bear significant legal and professional costs as a result of being both a U.S. reporting company and listed on the London AIM market. While we continue to aggressively look for additional business efficiencies and related cost savings, we have reduced our current forecast for achieving overall cost savings over the short term. Based on the changes in our current forecast, our evaluation of fair value at September 30, 2009 indicated potential impairment of goodwill. As a result, we completed a required second step to assess the implied fair value of goodwill and concluded that the value of our goodwill was impaired by $4,847,000.
Assets Under Management
     Assets under management in the aggregate increased between December 31, 2008 and September 30, 2009 primarily as result of new business resulting from our participation in the TALF program, strong fixed income returns, and the market recovery in the U.S. equity markets. The activity related to our assets under management by the Company and each subsidiary for the nine months ended September 30, 2009 is shown in the following table:

	Titanium
	Real
	Estate	Wood	Sovereign	NIS	Boyd	Total

				(in millions)
Balance at December 31, 2008	$—	$667.9	$1,163.6	$2,885.7	$2,856.0	$7,573.2
New accounts	23.2	12.3	89.2	26.3	550.3	701.3
Terminated accounts	—	(79.1)	(282.5)	(39.8)	(82.9)	(484.3)
Other contributions (withdrawals)	—	9.7	(5.0)	(285.3)	258.2	(22.4)
Other activity, principally market movement	—	64.0	72.4	280.9	135.0	552.3

Balance at September 30, 2009	$23.2	$674.8	$1,037.7	$2,867.8	$3,716.6	$8,320.1

% change from beginning balance		1%	(11%)	(1%)	30%	10%
     Our net contribution activity from new and existing accounts was positive $194.6 million (or 3% of beginning asset values) for the nine months ended September 30, 2009. That activity was driven primarily from new and existing accounts for investments in the TALF program, offset partially by withdrawals driven by cash requirements of certain institutional clients of NIS. We experienced a net loss of assets under management at Sovereign as a result of poor performance of certain strategies in 2008 and the reduction of some wrap business away from Sovereign. Market movement for the nine months ended September 30, 2009 resulted in a 7% increase in assets under management. The market movement reflects strong fixed income returns, while the U.S. equity market also recovered from its low point in March 2009.

     Our assets under management by major investment strategy were as follows at September 30, 2009 and December 31, 2008.

	September 30, 2009		December 31, 2008
	(in millions)	% of total	(in millions)	% of total

U.S. fixed income	$7,516.9	90.3%	$6,674.8	88.2%
U.S. equity	754.2	9.1%	874.6	11.5%
International equity	25.9	0.3%	23.8	0.3%
Real estate	23.2	0.3%	—	—

Balance at end of period	$8,320.2	100.0%	$7,573.2	100.0%

     The decrease in U.S. equity investments under management is primarily the result of accounts terminated at Wood due to client concerns about the equity market. This decrease continued to negatively impact the investment advisory fees of Wood, which is primarily an equity investment advisor.
     Our assets under management by broad client type were as follows at September 30, 2009 and December 31, 2008.

	September 30, 2009		December 31, 2008
	(in millions)	% of total	(in millions)	% of total

Institutional — Retirement plans	$3,871.6	46.5%	$3,633.3	48.0%
Institutional — Other	2,762.7	33.2%	2,197.3	29.0%
Retail — Broker/dealer accounts	854.7	10.3%	948.6	12.5%
Retail — Other	831.2	10.0%	794.0	10.5%

Balance at end of period	$8,320.2	100.0%	$7,573.2	100.0%

     On July 10, 2009, one of Sovereign’s broker/dealers, through which it conducts a significant portion of its wrap business, notified Sovereign that it will be initiating a “sell” recommendation to its customers for certain of the investment strategies employed by Sovereign. This broker/dealer relationship included client accounts with approximately $195 million in assets under management with approximately $400,000 in annualized revenue. As of September 30, 2009, Sovereign had lost a significant number of these accounts and we expect the majority of these accounts will terminate their relationship with Sovereign prior to year end. In anticipation of the lost revenue, we have implemented cost reductions at Sovereign that we expect to save approximately $280,000 annually.
     In addition, our distribution relationship with Attalus on which we earn referral fees saw an increase in assets under management due principally to positive market returns. The changes in those distribution assets are as follows (in millions):

Balance at December 31, 2008	$806.2
New accounts	67.6
Other activity, principally market movement	96.1

Balance at September 30, 2009	$969.9

% change from beginning balance	20.3%

Results of Operations
     Consolidated Results of Operations
     Our results for the three and nine month periods ended September 30, 2009 include the Company and the operating results for Wood, Sovereign, NIS and Boyd. Our results for the three months ended September 30, 2008 include only the Company and the operating results for Wood, Sovereign and NIS. The results for the nine months ended September 30, 2008 include the Company and the operating results of Wood and Sovereign for the full nine months and NIS subsequent to its acquisition as of March 31, 2008. Boyd was acquired after these 2008 periods.

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Operating revenues:
Investment advisory fees	$4,472,000	$3,304,000	$13,229,000	$9,359,000
Referral fees	575,000	582,000	1,658,000	1,233,000

Total operating revenues	5,047,000	3,886,000	14,887,000	10,592,000

Operating expenses:
Administrative	5,737,000	4,913,000	17,865,000	10,901,000
Amortization of intangible assets	1,020,000	1,093,000	3,059,000	3,095,000
Impairment of goodwill	4,847,000	—	4,847,000	—
Impairment of intangible assets	—	—	—	1,792,000

Total operating expenses	11,604,000	6,006,000	25,771,000	15,788,000

Operating loss	(6,557,000)	(2,120,000)	(10,884,000)	(5,196,000)
Interest income	98,000	(94,000)	333,000	774,000
Interest expense	(15,000)	(14,000)	(44,000)	(14,000)
Investment gains (losses)	28,000	(38,000)	(160,000)	(38,000)

Loss before taxes	(6,446,000)	(2,266,000)	(10,755,000)	(4,474,000)
Income tax benefit	(249,000)	(664,000)	(1,821,000)	(1,384,000)

Net loss	$(6,197,000)	$(1,602,000)	$(8,934,000)	$(3,090,000)

Earnings (loss) per share
Basic	$(0.30)	$(0.08)	$(0.43)	$(0.15)

Diluted	$(0.30)	$(0.08)	$(0.43)	$(0.15)

Operating Revenues
     Our investment advisory fees by subsidiary were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Wood	$594,000	$990,000	$1,838,000	$3,295,000
Sovereign	568,000	590,000	1,792,000	2,370,000
NIS	1,783,000	1,724,000	5,356,000	3,694,000
Boyd	1,525,000	—	4,241,000	—
Titanium — Real Estate	2,000	—	2,000	—

Total	$4,472,000	$3,304,000	$13,229,000	$9,359,000

     During the three months ended September 30, 2009, our investment advisory fees for Wood decreased by 40% relative to the same period last year. During the nine months ended September 30, 2009, our investment advisory fees for Wood decreased by 44% relative to the same period last year. The decrease in investment advisory fees reflects the loss of accounts in the first half of 2008 following the death of Gary Wood, Wood’s founder, and the decrease in values of equity investments under management, which intensified over the second half of 2008 and continued into the first quarter of 2009. Since March 2009, the equity investments under management began to recover some of their value.

     During the three months ended September 30, 2009, our investment advisory fees for Sovereign decreased by 4% relative to the same period last year. During the nine months ended September 30, 2009, our investment advisory fees for Sovereign decreased by 24% relative to the same period last year. The decrease in investment advisory fees reflects the loss of a $355 million account, as well as a number of smaller Sovereign accounts, in the first half of 2008.
     During the three months ended September 30, 2009, our investment advisory fees for NIS increased by 2% relative to the same period last year. The increase is primarily attributable to strong market returns offset in part by client withdrawals to meet cash requirements.
     During the nine months ended September 30, 2009, we completed the staffing and reorganization of our sales staff to better position us to sell the full range of our strategies to our existing customers and to prospects. We believe we have a strong pipeline of new institutional business opportunities at September 30, 2009 and are encouraged by the general recovery in the financial markets over the most recent two quarters. In particular, we expect our participation in the TALF program on behalf of our clients will increase. We have also secured our first real estate client and expect to secure more business in the coming months.
     Our referral fees are attributable to NIS’s distribution agreement with Attalus. The referral fees for the three months ended September 30, 2009 decreased nominally relative to the three months ended September 30, 2008 primarily due to negative hedge fund returns over the second half of 2008 which impacted the asset balances managed by Attalus, substantially offset by fees related to new accounts.
     NIS earns performance fees through its management of two preferred stock limited liability companies. These fees are based on a calendar year performance period and we recognize performance fees at the conclusion of the performance period when all contingencies are resolved. In 2008, NIS earned performance fees of $518,000, which were recognized in December 2008. While fixed income returns are volatile, based on performance through September 30, 2009, NIS would have earned performance fees of approximately $1,072,000, an increase of $492,000 from the amount as of June 30, 2009. While the performance of these funds has continued to improve since September 30, 2009, there can be no assurance as to the actual amount of performance fees that may be realized, if any.
     Operating Expenses
     Administrative expenses included the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Employee compensation	$3,736,000	$2,727,000	$11,408,000	$6,030,000
Share-based compensation	107,000	—	314,000	—
Professional fees	553,000	1,139,000	1,975,000	2,085,000
Occupancy	274,000	246,000	837,000	570,000
Other operating expenses	1,067,000	801,000	3,331,000	2,216,000

Total	$5,737,000	$4,913,000	$17,865,000	$10,901,000

     The increase in employee compensation expense of $1,009,000 in three months ended September 30, 2009 over the same period last year was principally due to Boyd compensation expense of $961,000. The increase in employee compensation of $5,378,000 in the nine months ended September 30, 2009 over the same period last year was principally due to nine months of compensation for NIS in 2009 compared to six months in 2008, and Boyd compensation expense of $2,748,000. As a percent of revenues, employee compensation and benefits expense as a percent of revenues increased from 57% to 77% primarily due to the decrease in revenues at Wood and Sovereign.

During the second and third quarters, our integration activities resulted in a reduction in headcount from 97 at March 31, 2009 to 90 at September 30, 2009 and annualized cost savings of approximately $1,200,000 that will be realized over the next twelve months. We expect to generate further savings as we continue our integration activities over the balance of 2009.
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
     The decrease in professional fees expense of $586,000 in three months ended September 30, 2009 over the same period last year and $110,000 for the nine months ended September 30, 2009 over the same period last year was primarily due to the registration process for our common stock under the Securities Exchange Act of 1934 in the during 2008. We incurred significant legal and audit fees in connection with the preparation of our Form 10 filing and continued to incur significant legal and audit fees in connection with our 2008 annual audit and the preparation of our 2008 Form 10-K and other annual reports through the first quarter of 2009. We expect our quarterly totals for such fees will decrease significantly over the remainder of 2009.
     The increase in occupancy expense of $267,000 in the nine months ended September 30, 2009 over the same period last year was principally due to nine months of NIS occupancy expense in 2009 relative to six months in 2008 and nine months of Boyd occupancy expense in 2009.
     In connection with the initial preparation of our 2010 annual budget, we completed an evaluation of the fair value of the Company and the impact of such on our goodwill balance as of September 30, 2009. We estimate fair value using a discounted cash flow analysis, which measures fair value by reference to projected future cash flows over a five-year forecast period and an estimated residual value and through the application of a discount rate to reflect those amounts at a present value. In preparing our cash flow forecasts, we consider historical and projected growth rates, our business plans, prevailing relevant business conditions and trends, anticipated needs for working capital and capital expenditures, and historical and expected levels and trends in operating profitability. In preparing our current forecast, we specifically considered that over the first nine months of 2009, we have not met our expectations for new customer growth in our retail marketing channel, particularly in our managed equity assets. We have noted that despite the recovery that has occurred in the equity markets over the last six months, overall funds flowing into the U.S. equity markets through mutual funds and exchange traded funds (EFTs) have been significantly negative. While we expect this trend to revert back to more normal patterns in time, we have reduced our current forecast to reflect more modest growth in our equity managed funds in the near term. In addition, while we have achieved substantial progress in integrating the operations of our four operating subsidiaries and reducing headcount, we continue to bear significant legal and professional costs as a result of being both a U.S. reporting company and listed on the London AIM market. While we continue to aggressively look for additional business efficiencies and related cost savings, we have reduced our current forecast for achieving overall cost savings over the short term.
     Based on the changes in our current forecast, our evaluation of fair value at September 30, 2009 indicated potential impairment of goodwill. As a result, we completed a required second step to assess the implied fair value of goodwill and concluded that the value of our goodwill was impaired by $4,847,000.
     Amortization and impairment of intangible assets are non-cash charges related to the intangible assets acquired in the purchases of Wood, Sovereign, NIS, and Boyd. During the second quarter of 2008, we recognized impairment charges of $1,792,000 related to the loss of institutional accounts at Wood and Sovereign. In the fourth quarter of 2008, we recognized further impairment charges of $4,741,000 related to these assets primarily due to the significant equity market decreases over the second half of 2008. The year-over-year change in amortization expense reflects the reduced charges related to the Wood and Sovereign intangible assets as a result of the impairment charges recognized in the second and fourth quarters of 2008. The additional amortization charges related to the acquired NIS and Boyd intangible assets partially offset these reductions in the three and nine months ended September 30, 2009.

     Our interest income was $333,000 in the nine months ended September 30, 2009 compared to $774,000 for the same period last year. Substantially all of our interest income is earned from invested cash balances remaining from our $120,000,000 private placement of units. The decrease in our interest income reflects the use of the funds to pay for the NIS and Boyd acquisitions and the fall in short term interest rates.
     During the nine months ended September 30, 2009, we realized investment gains of $221,000 from the sale of corporate bonds.
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
     Our income tax benefit consists of deferred tax benefits recognized for federal and state net operating loss carryforwards and other deductible temporary differences. The effective tax rate of 16.9% for 2009 principally reflects federal taxes at the statutory rate, state income taxes, and the impact of recognizing a valuation allowance for our deferred tax assets. The effective tax rate of 30.9% for 2008 reflects a proportionately higher level of nondeductible expenses.
     At September 30, 2009 and December 31, 2008, our deferred tax assets before valuation allowances were $8,021,000 and $4,202,000, respectively. Under standards for accounting for income taxes, we regularly consider both positive and negative information in assessing the whether a valuation allowance is required for our deferred tax assets. Based on our current operating forecasts, we determined that a valuation allowance of $2,200,000 was required at September 30, 2009 and reduced our deferred tax assets to $5,821,000.
Liquidity and Capital Resources
     At September 30, 2009, we had $19,930,000 of cash and cash equivalents and securities available for sale to fund operations and acquisition obligations. At December 31, 2008, these combined balances were $29,436,000. The decrease primarily reflects the payments of $7,500,000 in connection with the Boyd acquisition, $655,000 due in deferred payments for the NIS acquisition and $1,680,000 used in operating activities during the nine months ended September 30, 2009.
     At September 30, 2009, we had a remaining cash obligation due under our NIS acquisition agreement of $1,000,000 (carried at a discounted value of $969,000), which is payable March 31, 2010. In addition to this cash obligation, we have a $960,000 obligation due in 2011 under the Boyd acquisition agreement that will be settled in 192,000 shares of common stock, except under certain circumstances as described in the agreement.
     As described in the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2008 Form 10-K, we have additional contingent payments that may come due under our acquisition agreements for Wood, Sovereign, and Boyd. Pursuant to the acquisition agreements for Wood and Sovereign, the sellers may be owed additional amounts based on the subsidiaries achieving certain revenue and assets under management milestones. The Company preliminarily has determined that $900,000 and $808,000 are owed to the sellers of Wood and Sovereign, respectively, based on their assets under management at September 30, 2009 and that no amounts are due under the revenue milestones for Sovereign for the twelve months ended September 30, 2009. The Company currently estimates that approximately $2,100,000 will be due based on the assets under management milestones for September 30, 2011. These amounts are payable in equal amounts of cash and shares of common stock.

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
     Cash used in operating activities was $1,680,000 for the nine months ended September 30, 2009 compared to cash used in operating activities of $120,000 for the nine months ended September 30, 2008. The decrease in cash from operating activities primarily reflects the decrease in revenues for Wood and Sovereign and the decrease in interest income in the nine months ended September 30, 2009 from the same period last year.
     Cash used in investing activities was $2,545,000 for the nine months ended September 30, 2009 compared to cash provided investing activities of $23,323,000 in the same period last year. The cash used in investing activities in the nine months ended September 30, 2009 primarily reflects the investment of $2,000,000 in the commingled fixed income fund. The cash provided by investing activities in the nine months ended September 30, 2008 primarily reflects the release of $55,587,000 of proceeds from our private placement from the trust account offset by the use of $31,226,000 to acquire NIS.
     Cash used in financing activities was $8,145,000 for the nine months ended September 30, 2009, which reflects payments in connection with the NIS and Boyd acquisitions. During the nine months ended September 30, 2008, $12,017,000 of cash was used to redeem common stock from stockholders that voted against the NIS acquisition and elected to have their common stock shares repurchased. With the completion of the Wood, Sovereign, and NIS acquisitions, the Company met its investment requirements related to the 2007 issuance of units and it has no further obligations to repurchase common stock issued as part of those units.

Critical Accounting Policies
     Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Preparation of these statements requires us to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these condensed consolidated financial statements. A summary of significant accounting policies and a description of critical accounting estimates may be found in our 2008 Form 10-K in the Notes to the Consolidated Financial Statements and the Critical Accounting Estimates section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Recent Accounting Pronouncements
     The following new accounting standards and amendments to standards first became effective for the fiscal year beginning January 1, 2009:
•	The Financial Accounting Standards Board (“FASB”) has issued revised standards concerning the accounting for business combinations that will require the expensing of acquisition costs incurred in future acquisitions and contingent consideration will be recorded at the acquisition date for future acquisitions.

•	The FASB has recently issued guidance for determining the useful life of intangible assets. The adoption of this guidance did not have an impact on the Company’s condensed consolidated financial statements.

•	In May 2009, the FASB issued a standard that provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. That standard requires public companies to evaluate subsequent events through the date that the financial statements are issued. The Company adopted this standard during the second quarter of 2009. The Company has evaluated subsequent events through the time of filing these financial statements with the SEC on November 10, 2009.
     The following new standards, amendments to standards and interpretations first became effective for the fiscal year beginning January 1, 2009 but are not currently relevant to the Company:
•	An amended standard for disclosures about derivative instruments and hedging activities.

•	A FASB staff position to partially defer certain provisions of its standard on fair value reporting for financial instruments.

•	A FASB staff position that provides additional guidance for estimating fair values for financial instruments when the volume and level of activity for the asset or liability have significantly decreased.

•	A FASB staff position that amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.

     The following new standards have been issued, but are not yet effective, and have not been early adopted:
•	A standard, which was issued by the FASB in June 2009, that requires entities to provide more information regarding sales of securitized financial assets and similar transactions. This standard, which is effective for fiscal years beginning after November 15, 2009, is not expected to have a significant impact on the Company’s consolidated financial statements.

•	A standard, which was issued by the FASB in June 2009, that modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The standard clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s performance. The standard requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity and also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. This standard, which is effective for fiscal years beginning after November 15, 2009, is not expected to have a significant impact on the Company’s consolidated financial statements.
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
     Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the third quarter of fiscal year 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     There were no changes with respect to legal or other proceedings from the 2008 Form 10-K.
Item 1A. Risk Factors
     Not applicable.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     Pursuant to the terms of our certificate of incorporation and bylaws, Clal Finance Ltd. (“Clal”) currently has the exclusive right at any time to vote as a separate class and elect up to six individuals to serve on our Board of Directors. Pursuant to a written consent in lieu of a special meeting of stockholders, on July 1, 2009, Clal elected a third individual, Shy Talmon, to serve on the Board of Directors. All of our directors prior to Mr. Talmon’s election by Clal continued in office following his election. These directors are Nigel Wightman, Robert Kelly, Thomas Hamilton, T. Raymond Suplee, CPA, Avigdor Kaplan, and Yehoshua Abramovich.

     Item 5. Other Information
     On November 11, 2009, NIS and Robert J. Siefert entered into an amendment to his employment agreement to facilitate a reduced workload. The amended agreement reduces his annual compensation to reflect the reduced workload, fixes his employment term through June 30, 2013, and contains certain additional nonsolicitation provisions. All other terms of the employment agreement remain the same. The amendment to the employment agreement is filed herewith as Exhibit 10.1.
     Attached as Exhibit 99.1 and incorporated herein by reference is Titanium Asset Management’s press release to the AIM, a market operated by the London Stock Exchange, dated November 11, 2009, announcing its financial results for the quarter ended September 30, 2009. The information provided in this item and this exhibit shall not be treated as filed for purposes of the Exchange Act.
Item 6. Exhibits

Exhibit Number	Description
10.1	Amended Employment Agreement between Robert J. Siefert and National Investment Services, Inc.

10.2	Indemnification Agreement dated November 3, 2009 between Titanium Asset Management Corp. and Ron Braverman.

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press release of Titanium Asset Management to the AIM, a market operated by the London Stock Exchange, dated November 11, 2009

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TITANIUM ASSET MANAGEMENT CORP.
November 12, 2009	By:	/s/ Nigel Wightman
		Name:	Nigel Wightman
		Title:	Chairman and Chief Executive Officer

November 12, 2009	By:	/s/ Larry Haslee
		Name:	Larry Haslee
		Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Amended Employment Agreement between Robert J. Siefert and National Investment Services, Inc.

10.2	Indemnification Agreement dated November 3, 2009 between Titanium Asset Management Corp. and Ron Braverman.

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press release of Titanium Asset Management to the AIM, a market operated by the London Stock Exchange, dated November 11, 2009