Form 10-K
period 2009-12-31
Titanium Asset Management Corp
filed 2010-03-31
CIK 1407161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-53352
Titanium Asset Management Corp.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-8444031 (I.R.S. Employer Identification Number)

777 E. Wisconsin Avenue, Milwaukee, Wisconsin (Address of principal executive offices)	53202-5310 (Zip Code)
(414) 765-1980
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.0001
(Title of Class)
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☑
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
As of June 30, 2009, the last business day of Registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of Registrant’s common stock held by non-affiliates of Registrant (based upon the closing mid-market price of such shares on AIM) was approximately $38,108,000. Shares of Registrant’s common stock held by the Registrant’s executive officers and directors and by each entity that owns 5% or more of Registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. (The aggregate market value excludes restricted stock for which there is no market.)
At March 19, 2010, there were 20,564,816 shares of Registrant’s common stock and 612,716 shares of restricted stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Definitive Proxy Statement for the Company’s 2010 Annual Meeting of Stockholders — Part III of this Form 10-K

     This Annual Report on Form 10-K, including, particularly, the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by and information currently available to the management of Titanium Asset Management Corp., a Delaware corporation (referred to as “we,” “our” or the “Company,” and, unless the context indicates otherwise, includes our wholly owned asset management subsidiaries, Wood Asset Management, Inc (referred to as Wood), Sovereign Holdings, LLC (referred to as Sovereign), National Investment Services, Inc. (referred to as NIS), and Boyd Watterson Asset Management, LLC (referred to as Boyd). We refer to Wood, Sovereign, NIS and Boyd collectively as our subsidiaries or managers. The outcome of the events described in these forward-looking statements is subject to risks and uncertainties. Actual results and the outcome or timing of certain events may differ significantly from those projected in these forward-looking statements due to, among other things, the items described in Item 1A of this Annual Report on Form 10-K and the following items: market fluctuations that alter our assets under management; termination of investment advisory agreements; loss of key personnel; loss of third-party distribution services; impairment of goodwill and other intangible assets; our inability to compete; market pressure on investment advisory fees; problems experienced in the acquisition or integration of target businesses; changes in law, regulation or tax rates; ineffective management of risk; inadequacy of insurance; changes in interest rates, equity prices, liquidity of global markets and international and regional political conditions; terrorism; changes in monetary and fiscal policy, investor sentiment and availability and cost of capital; technological changes and events; outcome of legal proceedings; changes in currency values, inflation and credit ratings; failure of our systems to properly operate; actions taken by Clal Finance Ltd. (referred to as Clal), as our significant stockholder; and other factors listed in this Annual Report on Form 10-K and from time to time in our other filings with the Securities and Exchange Commission (referred to as the Commission). For this purpose, statements relating to integrating the operational, administrative and sales activities of our subsidiaries, earning of incentive fees, amount of future assets under management, acquisitions of additional asset management firms and payment therefor, payment of deferred consideration for the purchase of our subsidiaries and anticipated levels of future revenues, expenses or earnings, among other things; any statements using the terms “aim,” “anticipate,” “appear,” “based on,” “believe,” “can,” “continue,” “could,” “are emerging,” “estimate,” “expect,” “expectation,” “intend,” “may,” “ongoing,” “plan,” “possible,” “potential, “predict,” “project,” “should” and “would” or similar words or phrases, or the negatives of those words or phrases; or discussions of strategy, plans, objectives or goals, may identify forward-looking statements that involve risks, uncertainties and other factors that could cause our actual results, financial condition and the outcome and timing of certain events to differ materially from those projected or management’s current expectations. By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise.
PART I

ITEM 1.	BUSINESS
General
     Our principal business is providing investment advisory services to institutional and retail clients. Our core strategy is to develop a broad array of investment management expertise to enable us to offer a full range of investment strategies to our clients. Although we manage and distribute a range of products and services, we operate in one business segment, namely as an investment advisor to institutional and retail clients.
     Through four acquisitions, we have assembled a group of investment managers with solid long-term track records to serve as our core asset management business. Through these investment managers, we have expertise in both fixed-income and equity investment strategies and have a client base that extends from individuals to a range of institutional investors, as well as solid sub-advisory and referral arrangements with a variety of broker-dealers. During 2009, we extended our business to include real estate investment advisory services through the hiring of two experienced real estate investment managers. As of December 31, 2009, we had $8.2 billion of assets under management and an additional $1.0 billion of assets, on which we earn referral fees.

     During 2009, we completed the staffing and reorganization of our sales staff to better position us to sell the full range of our strategies to our existing customer base and to potential customers. In addition, we completed the integration of our accounting operations. Our continuing objective is to obtain economies of scale by fully integrating the operational, administrative and sales activities of our subsidiaries, including accounting, information technology, human resources and risk management.
     While our primary objective for 2010 is to fully complete the integration of our subsidiaries, we might further expand our asset management business, either through the acquisition of specialist asset management firms that will expand the investment strategies we can offer or through the acquisition of more broadly oriented asset management firms that will add to the general level of assets being managed under equity and fixed income strategies similar to those currently in place. We may also expand our assets under management by obtaining the assignment of management agreements with mutual funds. We would expect to fund any such acquisitions partly from the cash balances that remain from our private placement of units and partly through the issuance of additional shares of our common stock (including through the conversion of our outstanding warrants), although we may incur bank debt as well.
Company History and Development
     We were incorporated in Delaware on February 2, 2007, operating as a special purpose acquisition company. Our objective was to acquire one or more operating companies engaged in the asset management business.
     On June 21, 2007, we completed a $120,000,000 private placement of units consisting of one share of our common stock, par value $0.0001 per share (referred to as Common Stock), and one warrant to purchase one share of Common Stock at $4.00 per share (referred to as a Warrant). Clal, a publicly traded financial institution in Israel, became the holder of approximately 44.1% of our Common Stock (42.8% of our voting stock) at that time as a result of the private placement. Clal subsequently acquired more than a majority of our Common Stock (49.8% of our voting stock) on May 1, 2008 when it purchased additional outstanding shares of Common Stock from another stockholder.
     The Common Stock and the Warrants were also admitted to trading on AIM, a market operated by the London Stock Exchange, on June 21, 2007. Each company admitted to listing on AIM is required to have a Nominated Advisor (referred to as a Nomad) who is responsible for, among other things, advising the company on its responsibilities under the AIM rules for companies. Seymour Pierce Limited serves as our Nomad.
     We used a substantial portion of the proceeds of the private placement to acquire four asset management firms in four separate transactions. We purchased Wood and Sovereign as of October 1, 2007, we purchased NIS as of March 31, 2008, and we purchased Boyd as of December 31, 2008.
     The Wood Acquisition
     Wood, located in Sarasota, Florida, was founded by Gary Wood in 1994. Wood’s asset management business primarily focused on providing investment strategies for equity securities, particularly the equity securities of U.S. issuers with large market capitalizations. Its client base was primarily comprised of individual investors, including high net worth investors, and it primarily relied on broker-dealer agreements (both sub-advisory and referral) as a source of clients.
     We purchased all of the outstanding capital stock of Wood on October 1, 2007 pursuant to an acquisition agreement, dated September 5, 2007, with Wood and its stockholders (referred to as the Wood Agreement). The total initial purchase price for the outstanding capital stock of Wood was $27,500,000 in cash and 727,273 shares of our Common Stock (valued at $4,000,000).
     Pursuant to the terms of the Wood Agreement, we paid the sellers an additional $450,000 in cash and 179,976 shares of Common Stock (valued at $450,000) based on Wood’s assets under management as of September 30, 2009.

     The Wood Agreement calls for an additional payment of $2,000,000 payable on November 22, 2011, if the assets under management of Wood exceed $1.5 billion on September 30, 2011 or a prorated amount if the assets under management of Wood are less than $1.5 billion. At our option, up to 50% of this payment may be paid in shares of our Common Stock (valued on the day preceding each payment). The Wood Agreement also provides a revenue bonus of $1,000,000 payable by February 24, 2011 if the net advisory fee revenue of Wood for the year ending December 31, 2010 exceeds $12,500,000. Based on our current expectations for assets under management and operating revenues, we estimate that approximately $1,000,000 will be due under the assets under management provision and that no amount will be due under the revenue provision.
     The Sovereign Acquisition
     Sovereign, located in Charlotte, North Carolina, dates back to 1987 when InterState Johnson Lane, a broker-dealer and New York Stock Exchange member firm, created an investment advisory unit, Sovereign Advisers. Sovereign’s investment management business primarily focused on providing investment strategies for fixed-income securities, particularly investment-grade debt of U.S. issuers. It had a diversified client base of individual and institutional investors and primarily relied on sub-advisory agreements with broker-dealers as a source of its clients.
     We purchased all of the outstanding membership interests of Sovereign on October 1, 2007 pursuant to an acquisition agreement, dated September 5, 2007, with Sovereign, its sole member JARE, Inc. (referred to as JARE) and the owners of JARE (referred to as the Sovereign Agreement). The total initial purchase price for the outstanding membership interests of Sovereign was $4,500,000 in cash and 181,818 shares of our Common Stock (valued at $1,000,000).
     Pursuant to the terms of the Sovereign Agreement, the sellers were entitled to receive up to four additional payments totaling $5,000,000 based on both assets under management at September 30, 2009 and September 30, 2011 and revenues for the twelve months ended September 30, 2009 and September 30, 2010. During the fourth quarter of 2009, we terminated our employment relationship with the former principal owner of Sovereign. In connection with this termination, we filed a claim for breaches related to the Sovereign Agreement and withheld payment of the deferred acquisition obligation that was due in November 2009. The former principal owner filed a counter claim against us for unpaid wages and breach of our obligations under the Sovereign Agreement. As of March 29, 2010, we have reached tentative settlement that requires us to make one final payment of approximately $900,000 in cash in satisfaction of all of our remaining obligations under the Sovereign Agreement.
     The NIS Acquisition
     NIS, headquartered in Milwaukee, Wisconsin, was incorporated by, among others, Robert Kelly and Robert Siefert in 1993. Similar to Sovereign, NIS was best known for providing investment strategies for fixed-income securities. However, its client base was substantially comprised of institutional investors, mainly union sponsored pension plans and health and welfare plans, and it did not rely on arrangements with broker dealers as a source of clients.
     On March 31, 2008, we purchased all of the outstanding capital stock of NIS pursuant to an acquisition agreement, dated February 28, 2009, with NIS, NIS Holdings Inc. and the stockholders of NIS Holdings Inc. (referred to as the NIS Agreement). The purchase price for all of the outstanding capital stock of NIS was approximately $29,684,000 in cash at closing and deferred payments of $655,000 paid on March 31, 2009 and $713,000 payable March 31, 2010.
     The Boyd Acquisition
     Boyd, located in Cleveland, Ohio, was founded in 1928. Boyd’s investment management business primarily focused on fixed-income, equity and customized products. Its client base was comprised of institutional investors, with an emphasis on state and municipal entities, and individual investors, including high net worth investors. Boyd relied on sub-advisory arrangements with broker-dealers as a source of its clients.

     On December 31, 2008, we purchased all of the outstanding membership interests in Boyd pursuant to a purchase agreement, dated November 7, 2008, with BWAM Holdings, LLC, Boyd, and the common members and, for limited purposes, the preferred members of BWAM Holdings, LLC (referred to as the Boyd Agreement). The total initial purchase price for the outstanding membership interests of Boyd was $7,500,000 in cash, which was paid January 2, 2009, and 192,000 shares of our Common Stock (valued at $960,000), that will be issued to the sellers in 2011.
     The Boyd Agreement calls for an additional payment based on Boyd’s revenue run rate, as defined in the Boyd Agreement, as of December 31, 2010. The payment amount ranges from an additional $1,000,000 at a revenue run rate of $6,250,001 up to a maximum amount of $8,000,000 at a revenue run rate in excess of $8,000,000. This additional payment will be paid 65% in cash and 35% in shares of our Common Stock (valued at the average price per share of Common Stock over a 30-day trading period preceding the payment date). Based on our current expectations for the revenue run rate, we expect the full $8,000,000 payment will become due.
Principal Products and Services
     Our Investment Strategies
     As of December 31, 2009 approximately 89% of our assets under management were invested under fixed income strategies and approximately 11% were invested under equity strategies. During 2009, we started our real estate investment advisory services through the hiring of two experienced real estate investment managers and we acquired our first real estate client at the end of the third quarter. The following table shows our assets under management by investment strategy as of December 31, 2009 and 2008.

	December 31,
(in millions)	2009	2008

Fixed income	$7,242.3	$6,674.8
Equity	869.3	898.4
Real estate	39.8	—

Total	$8,151.4	$7,573.2

     Our fixed income strategies are primarily provided through Sovereign, NIS and Boyd, which collectively offer a broad array of complementary fixed income strategies. For illustrative purposes, the current fixed income strategies provided by these managers are as follows:

Sovereign	Enhanced Cash Fixed Income
Limited Duration Fixed Income
Intermediate Taxable Fixed Income
Intermediate Municipal Fixed Income
Core Fixed Income
Total Return Fixed Income
Diversified Fixed Income Strategy
Managed Fixed Income Solution

NIS	Short Duration Fixed Income
Intermediate Fixed Income
Intermediate Plus Fixed Income
Intermediate Aggregate Fixed Income
Aggregate Core Fixed Income
Aggregate Core Plus Fixed Income
Fixed Income Arbitrage Fund
Preferred Stock Funds
Immunized/Liability Matching Fixed Income
Fixed Income Transition Management

Boyd	Short-Term Fixed Income
High Quality Intermediate Fixed Income
Intermediate Fixed Income
High Quality Core Fixed Income
Total Return Core Fixed Income
Disciplined Core Fixed Income
Ultra Enhanced Core Fixed Income
          Our range of fixed income strategies has been developed to provide accounts with different maturities, qualities of credit, and return preferences within the fixed-income markets, as well as taxable and non-taxable securities. We use both internal and third-party research in our investment processes and in the construction of specific portfolios.
          We use a range of benchmarks, reflecting the characteristics of each strategy, to measure our performance. These benchmarks are generally familiar to our clients, or to the consultants or advisors to our clients. For example, the Barclay’s Aggregate Bond Index and the Barclay’s Intermediate Government and Credit Index are used to measure performance for core and intermediate mandates, respectively.
          Currently, our equity strategies primarily are provided through Wood, and, to a lesser extent, Boyd. The principal strategies provided by Wood are U.S. Large Cap Value Equity strategy, U.S. Core Equity strategy, and a Quantitative Strategy. Wood’s U.S. Large Cap Value Equity and U.S. Core Equity strategies are based on a combination of internally generated research and third-party analysis (largely provided by broker-dealers), and the investment process for these strategies uses both “top down” macroeconomic analysis and “bottom up” company research. The U.S. Large Cap Value Equity strategy is benchmarked against the Russell 1000 Value Index and the U.S. Core Equity strategy against the S&P 500 Index. Wood’s Quantitative Strategy is based upon internally conducted quantitative research that seeks to forecast relative returns from different markets and from investment styles (for example, value versus growth). All accounts implementing the Quantitative Strategy are currently benchmarked against the Russell 3000 Index.
          In general, the percentages paid as fees based on assets under management are higher for equity investment strategies than for fixed-income strategies. Client portfolios within the same investment strategy may differ with regard to specific portfolio holdings, but the portfolios all have similar goals and objectives. In addition, restrictions and other guidelines that clients may place on their portfolios will result in differences in the securities held in similar portfolios. Therefore, client portfolios with similar strategies will not perform identically.
          Other Investment Strategies
          NIS has a referral arrangement with Attalus Capital, or Attalus, whereby NIS refers investors to investment vehicles sponsored by Attalus and in turn receives a referral fee equal to a percentage of the fees received by Attalus from the new clients. Attalus provides hedge fund strategies including a Multi Strategy fund and a Long Short Equity fund. The referral arrangement has a term of three years that began on July 1, 2009, and the term is subject to renewal. If the referral agreement is not renewed, NIS remains entitled to its compensation for so long as each referred client remains a client of Attalus. As of December 31, 2009, we had $974.9 million of assets under this referral arrangement on which we earn referral fees.
Our Clients
          As of December 31, 2009, approximately 78% of our assets were with institutional clients and approximately 22% were with retail clients. The following table shows our assets under management by client type as of December 31, 2009 and 2008.

	December 31,
(in millions)	2009	2008

Institutional	$6,371.8	$5,830.6
Retail	1,779.6	1,742.6

Total	$8,151.4	$7,573.2

          We have 266 pension and welfare plan clients that represent approximately 48% of our client base. Our remaining customer base is fairly diverse. The following table presents the number of clients by type and the percentage of assets under management that each represents as of December 31, 2009 and 2008:

	December 31,
	2009		2008
		Percentage of total		Percentage of total
		assets under		assets under
	Number of clients	management	Number of clients	management

Institutional
Pension and welfare plans	266	48%	228	40%
Governmental entities	35	13%	57	17%
Corporations	61	8%	223	14%
Charitable organizations	60	8%	133	10%
Other	93	5%	1	—

Total institutional	515	78%	642	81%

Retail
Broker dealer	1,212	12%	1,805	7%
Other	765	10%	631	11%

Total retail	1,977	22%	2,436	18%

Total	2,492	100%	3,078	100%

          Our asset management services are typically delivered pursuant to investment advisory agreements entered into between each subsidiary and its clients. Investment advisory fees are generally received quarterly, based on the value of assets under management on a particular date, such as the first or last day of a quarter. Our institutional business is generally billed in arrears, whereas the retail business is generally billed in advance. The majority of our investment advisory contracts are generally terminable at any time or on notice of 30 days or less. The nature of these agreements, the notice periods and the billing cycles vary depending on the nature and the source of each client relationship.
          We service a significant portion of our retail clients through arrangements with other investment advisors or with broker-dealers, including a number of “wrap” programs sponsored by broker-dealers. Wrap programs generally permit investors whose accounts otherwise would not have sufficient assets to warrant a separate account managed by an investment advisor to obtain specialized treatment. The client enters into an investment advisory agreement with the broker-dealer sponsor, who collects an overall fee for participation in the program; the sponsor then enters into sub-advisory agreements with a range of specialist investment advisors to manage the client assets and pays the specialist investment advisors part of the overall fee. The majority of the sub-advisory contracts that we have entered into for the wrap programs in which we participate are generally terminable at any time or on notice of 30 days or less.
          In addition to wrap programs, we also have a number of “dual contract” relationships with broker-dealers under which clients execute an agreement with us for investment advisory services while simultaneously executing an agreement with the broker-dealer for custody, execution and client relationship services. While the practical operation of these accounts is similar to a wrap program, a dual contract relationship means that we collect a fee directly from the client and, as with separately managed client accounts, the investment advisory agreement may be terminated by us or the client at any time on written notice.
          A final type of relationship is one under which we provide a model portfolio to a broker-dealer, but are not responsible for managing underlying individual accounts. Wood has two such relationships and is paid a fee quarterly in advance based upon the assets that the broker-dealer manages using the model portfolio. The notice period for terminating these relationships is between seven and 30 days, and notices are required to be in writing.
          Most of our investment advisory services are provided through the management of separate accounts. However, an increasing percentage of our services are provided through private funds, which allow us to provide our investment strategies to our institutional clients in a more cost efficient manner. At December 31, 2009, 89% (94% in 2008) of our assets under management were managed through separate accounts, whereas 11% (6% in 2008) were managed through private funds.

	December 31,
(in millions)	2009	2008

Separate accounts	$7,291.9	$7,135.7
Private funds	859.5	437.5

Total	$8,151.4	$7,573.2

          NIS manages five private funds that are organized as limited liability companies and one private fund that is organized as a Cayman Islands exempted company. These private funds provide investment strategies in high-yield fixed-income corporate securities; U.S. government, corporate and mortgage backed securities; and U.S. corporate preferred stocks and preferred-like income securities.
          NIS may also earn incentive fees based on the performance of three of the private funds that it manages. Incentive fee arrangements generally entitle NIS to participate, on a fixed percentage basis, in the net profits earned by these managed companies. NIS’s participation percentage is multiplied by the net profits earned to determine the amount of the incentive fee. If losses are incurred, the losses are netted against net profits before NIS is eligible to participate in any incentive fees. Incentive fees, if any, are calculated and paid on an annual basis. NIS earned incentive fees of $1,256,000 and $518,000 in 2009 and 2008, respectively.
          During 2009 we organized an additional fund, the Titanium TALF Opportunity Fund (referred to as the TALF Fund), to provide our clients with a vehicle to invest in securities participating in the Term Asset-Backed Securities Loan Facility (referred to as TALF) of the Federal Reserve Bank of New York.

Distribution and Marketing
          Institutional Distribution
          Our institutional clients and institutional distribution are focused largely at NIS and Boyd. Institutional investors typically use multiple investment strategies in building their portfolios and rely heavily on advice from investment consultants. Our business strategy is to have, through acquisition or internal development, several different investment strategies in order to have multiple opportunities to obtain additional assets under management from existing or prospective clients. At the same time, we work extensively with investment consultants, in particular by providing them with timely information about our investment strategies and responding to their requests for proposals. Our current focus is on firms with a regional presence that service our existing clients or prospects. We currently conduct business through approximately ten consultants, including Marco Consulting Group, Marquette Association, and CapTrust Advisors/Schott Group who collectively represent clients with approximately 28% of our assets under management.
          We expect to increase our marketing efforts to consultants by providing information to, and calling on, more firms, including firms with national coverage.
          In addition, we may, on occasion, engage third-party solicitors to market our products to institutional clients.
          Broker-Dealer Relationships
          We have relationships with 25 broker dealers, through which approximately 12% of our assets under management are provided. None of these relationships represents more than 2% of our assets under management as of December 31, 2009.
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
          Referral Arrangements
          Each of our subsidiaries has arrangements in place with other entities, including broker-dealers, under which they each pay solicitation fees for client referrals. Such fees are an expense to the applicable subsidiary and do not increase the charges to the clients. In particular, a significant portion of Sovereign’s business is referred through our AXA Equitable relationship.
Competitive Business Conditions
          The U.S. Economy
          The massive and coordinated global response to the financial crisis that began in 2008 by U.S. and foreign governments arrested the dramatic decline in economic activity. By the middle of 2009 the markets began to respond to the slightly better economic data coming from both developed and developing economies. Both the equity markets and the credit markets began to recover some of the ground lost in the depths of the crisis.
          While we believe the rebound in prices for riskier securities (namely, non-government guaranteed) is durable, the likely path forward will be muted when compared against the latter half of 2009. Interest rates remain extraordinarily low by historic standards and will likely have an upward bias as the economy recovers. The additional yield advantage of owning non-government assets such as corporate and mortgage related bonds has declined to levels that are more typical of an economy emerging from a recession. Yield spreads combined with a partial rebound in equity prices indicate the market is looking forward to economic growth, albeit modest growth.

Although, the central question that remains unanswered is how the U.S. and other major economies will transition from public sector led growth to private sector led growth.
               The outlook for investors appears moderately constructive. Equity prices, particularly those linked to the global markets and specifically the emerging economies, appear to have superior prospects when compared against those with a domestic consumer focus. We believe there will be a reach for return which will lead to a reemergence of risk taking. With global interest rates at extremely low levels, institutions and individual investors will increasingly find it challenging to meet historical returns. The impact may be particularly acute for investors who have relied on U.S. government securities to fund expenditures. The trend will likely be toward products that offer some protection against rising rates while providing an acceptable level of current income.
          Our Competitive Position in the Industry
          The asset management industry in the U.S. is highly fragmented, with several thousand asset managers. Although there are few large firms (those with $1 trillion and above in assets under management), these firms tend to have significant assets in index-tracking strategies and/or money market funds. Both of these strategies are typically highly scalable and pay lower investment advisory fees than actively managed equity and fixed-income strategies. For these reasons, larger firms have attempted further growth by continuous product innovation. Because barriers to entry in asset management are reasonably low, however, larger firms have for some time suffered an outflow of talent into more specialized firms focused on either long-only or absolute return (hedge fund) strategies. Due to these factors, we do not consider these large asset managers to be direct competition to our business.
          Instead, we believe that the smaller and mid-sized asset managers with specialist strategies represent our main competition. Our client and potential client base is attracted to specialized firms, which can operate significantly below the potential capacity limit (namely, the amount of funds that can be effectively managed) for a particular strategy and offer a more stable environment than a larger firm. Our current market share in the management of U.S. equities and fixed-income is very small. As a result, we do not believe there are significant impediments to growing our market share.
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
Commission Regulation
          Each of the Company, Wood, Sovereign, NIS and Boyd are registered with the Commission as investment advisors. Every registered investment advisor must comply with the requirements of the Investment Advisers Act of 1940, as amended (referred to as the Advisers Act), and related Commission regulations. As compared to other disclosure-oriented federal securities laws, the Advisers Act and related regulations are restrictive and primarily intended to protect the clients of registered investment advisors.
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

          The Advisers Act also imposes specific restrictions on an investment advisor’s ability to engage in principal and agency cross trading. As registered investment advisors, our subsidiaries are also subject to many additional requirements that cover, among other things, disclosures regarding their businesses to clients; maintenance of extensive books and records; restrictions on the types of fees that they may charge; custody of client assets; client privacy; advertising; and solicitation of clients. Investment advisory agreements may not be assigned without the client’s consent. Registered investment advisors are also required to adopt written compliance programs designed to prevent violations of the federal securities laws. These compliance programs must be reviewed annually for adequacy and effectiveness. Registered investment advisors must also designate a chief compliance officer.
          The Commission is authorized to institute proceedings and to impose sanctions for violations of the Advisers Act, ranging from fines and censures to termination of an investment advisor’s registration. Failure to comply with the Commission’s requirements could have an adverse effect on us and the non-complying subsidiary. Our subsidiaries are subject to periodic inspection by the Commission, with Wood being inspected in May 2007 and May 2008, and NIS being inspected in November 2007. Deficiencies noted from these examinations did not have any effect on the subsidiaries’ financial statements. We believe that we and all of our subsidiaries are in substantial compliance with the Advisers Act.
          The Commission revises the rules and regulations under the Advisers Act on a periodic basis and a number of rule changes have been recently proposed such as revisions to the format and filing of Form ADV Part II, which all registered investment advisors are required to complete. In addition, there have been certain proposals in the U.S. Congress that would increase the regulation on various types of investment managers, such as increased regulation on managers of hedge funds. It is difficult to predict whether any of these rules will be adopted or proposals enacted. Any rule or proposal could substantially increase our compliance costs.
          State Regulation
          States generally may not impose their registration and licensing laws on investment advisors who are registered under the Advisors Act merely because they are transacting business in the state. However, they may require notice filings of documents the investment advisors file with the Commission. States may impose examination requirements and other requirements. States may also impose suitability standards on an investment advisor’s recommendations as well as other standards. Furthermore, states may investigate and bring enforcement actions for fraud and other matters of law.
          ERISA
          Each of our subsidiaries is generally a “fiduciary” under the Employee Retirement Income Security Act of 1974, as amended (referred to as ERISA), with respect to any “benefit plan investor” (as defined in Section 3(42) of ERISA) clients with which it has an investment advisory agreement. As a result, the subsidiaries are subject to ERISA and to regulations under ERISA. ERISA and applicable provisions of the Internal Revenue Code of 1986, as amended, impose certain duties on persons who are fiduciaries under ERISA, prohibit certain transactions involving ERISA plan clients and provide monetary penalties for violation of these prohibitions.
Employees
          At December 31, 2009, we had 87 employees, of whom 84 were full time employees. Thirty of our employees were investment professionals. The average professional experience of our investment staff was 23 years. Fourteen of our staff were Certified Financial Analyst charterholders. Our marketing, sales and client service staff comprised 18 employees. We believe that we have a stable workforce and that our relationship with our employees is good.
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
          The investment advisory fees that we receive are based on the market values of our assets under management. Accordingly, a decline in securities prices would be expected to cause our revenue and profitability to decline by:
•	causing the value of the assets under management to decrease, which would result in lower investment advisory fees; or

•	causing negative absolute performance returns for some accounts that have performance-based fees, resulting in a reduction of revenue from such fees.
          In addition, declining securities prices could cause some of our clients to withdraw funds from our management in favor of investments that they perceive as offering greater opportunity and/or lower risk, which also would result in lower investment advisory fees.
          The capital and credit markets have been experiencing disruption for many months. The volatility in the equity and fixed income markets, together with the lack of investor confidence, could exacerbate any decline in securities prices and assets under management. Any further decreases in the level of our assets under management due to securities price declines or other factors would negatively impact our revenue and profitability.
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
          We depend on the continued services of our key personnel and the key personnel of our subsidiaries for our future success. The loss of any key personnel may have a significant effect on our business, results of operations or financial condition. The market for experienced investment advisory professionals is extremely competitive and is increasingly characterized by frequent movement of employees among firms. Due to the competitive market for investment advisory professionals and the success achieved by some of our key personnel, the costs to attract and retain key personnel are significant and will likely increase over time. In particular, if we or any of our subsidiaries lose any key personnel, there is a risk that we may also experience outflows from assets under management or fail to obtain new business. As a result, the inability to attract or retain the necessary highly skilled key personnel could have a material adverse effect on our business, results of operations or financial condition. We carry “key person” insurance on the following investment advisory personnel: Robert Kelly, Robert J. Siefert, Robert Brooks, Kent J. White and Brian L. Gevry, with payouts to us or one of our subsidiaries as the beneficiary of $2,000,000, $2,000,000, $3,000,000, $2,000,000 and $1,833,000, respectively. Such insurance may not adequately compensate us for the loss of any of these individuals.
We depend on third-party distribution sources to market our investment strategies and access our client base.
          Our ability to grow our assets under management is highly dependent on access to third-party intermediaries, including broker-dealer sponsors of wrap programs and other third-party solicitors. At December 31, 2009, broker-dealer wrap programs and clients referred to us by broker-dealers and other third-party solicitors accounted for approximately 12% of our total assets under management. We cannot assure you that these sources and client bases will continue to be accessible to us on commercially reasonable terms, or at all. The absence of such access could cause our assets under management to decline and have a material adverse effect on our net income. In addition, some of the third-party intermediaries offer competing investment strategies, and may elect to emphasize the investment strategies of competitors or their own firms.
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
          Our institutional separate account business is highly dependent upon referrals from pension fund consultants. Many of these consultants review and evaluate our products and our organization from time to time. Poor reviews or evaluations of either the particular product or of us may result in client withdrawals or may impact our ability to attract new assets through these intermediaries. As of December 31, 2009, three consultants advising the largest portion of our client assets under management represented approximately 28% of our assets under management.
We have significant goodwill and intangible assets subject to impairment analysis. The impairment analysis is based on subjective criteria, and an impairment loss could be recorded.
          Goodwill represents the excess of the amount we paid to acquire our subsidiaries over the fair value of their net assets at the dates of the acquisitions. Under the applicable accounting standards, we are required to test goodwill for impairment at least annually, and between annual tests, if circumstances would require it. The test for impairment of goodwill requires us to estimate our fair value, which is a subjective process. The estimation of our fair value is principally based on a discounted cash flow analysis of projected cash flows. In preparing cash flow projections, we consider the impact that previous and future changes in our assets under management have on our projected revenues. Among other things, our assets under management are impacted by our ability to retain clients, market returns and our ability to obtain additional clients. In preparing the discounted cash flow analysis, we also must select an appropriate discount rate. The selection of a discount rate involves significant judgment and can significantly impact our fair value. In connection with the acquisition of our subsidiaries, we also acquired significant intangible assets, principally related to existing customer relationships. These intangible assets are carried at amortized cost, but are also subject to impairment testing whenever events or circumstances indicate that their carrying values may not be recoverable. These recoverability tests are based on estimates of cash flows, which are largely impacted by current levels of assets under management and our expectations for client tenure. As of December 31, 2009, the net carrying amount of goodwill and other intangible assets on our consolidated balance sheet were $28,147,000 and $24,920,000, respectively, an aggregate of 67% of our total assets. An impairment charge with respect to either or both, depending on the amount, could have a significant impact on our results of operations.
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
          As part of our business strategy, we might pursue additional acquisitions of asset management firms and management agreements with mutual funds. Future acquisitions could be accompanied by risks including, among others:
•	inability to secure enough affirmative votes to gain approval of a proposed acquisition from the target company’s stockholders;

•	higher than anticipated acquisition costs and expenses; and

•	the potential diversion of our management’s time and attention.
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
          Any future acquisitions of asset management firms, which are paid for partially, or entirely, through the issuance of stock or stock rights could prove dilutive to existing stockholders.
          We might further expand our asset management business, either through the acquisition of specialist asset management firms that will expand the investment strategies we can offer or through the acquisition of more broadly oriented asset management firms that will add to the general level of assets being managed under equity and fixed income strategies similar to those currently in place. Consistent with our prior acquisitions, we expect that the consideration we might pay for any future acquisition of asset management businesses could include our Common Stock, rights to purchase our Common Stock, cash or some combination of the foregoing. If we issue Common Stock or rights to purchase our Common Stock in connection with future acquisitions, earnings (loss) per share and then-existing holders of our Common Stock may experience dilution.
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
          Once an acquisition is complete, the integration of the operations of the business with our existing businesses will be a complex, time-consuming and costly process. Failure to successfully integrate the acquired businesses and operations in a timely manner may have a material adverse effect on our business, financial condition or results of operations. The difficulties of combining the acquired operations may include, among other things:
•	loss of key personnel, either by us, our subsidiaries or by the target company;

•	termination of key investment advisory agreements by clients of the target company;

•	operating a significantly larger combined organization;

•	coordinating geographically disparate organizations, systems and facilities; and

•	integrating corporate, technological and administrative functions.
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
          As a public reporting company with securities registered under the Securities Exchange Act of 1934, as amended (referred to as the Exchange Act), we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002, as well as rules promulgated by the Commission thereunder, require us to adopt corporate governance practices applicable to U.S. public companies. These rules and regulations increase our legal and financial compliance costs.
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
          Clal owns approximately 50.7% of our outstanding shares of Common Stock. This ownership gives Clal approximately 49.2% of the total shares entitled to vote. In addition, pursuant to the terms of our certificate of incorporation, for so long as Clal or any affiliate of Clal owns of record at least 35.0% of the then issued and outstanding shares of Common Stock, Clal may elect (and remove or replace) up to six directors on our board of directors. In addition to the Clal directors, our board of directors must consist of not more than three directors who are executive officers of the Company and two non-executive directors who are designated by the board of directors as independent. As a result of its stockholdings and representation on our board of directors, Clal (and the entities and persons that directly or indirectly own Clal) effectively control most matters affecting us, including:
•	the majority composition of our board of directors and, through it, any determination with respect to our business direction and policies, including the appointment and removal of officers;

•	any determinations with respect to mergers or other business combinations;

•	determinations with respect to compensation plans;

•	our acquisition or disposition of assets;

•	our financing arrangements; and

•	the payment of dividends on our stock.
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
          Provisions of our certificate of incorporation and bylaws could make it more difficult for a third party to acquire control of us, even if the change in control would be beneficial to stockholders. These provisions include the following:
•	allowing removal of directors for cause only; and not allowing the removal of directors nominated by Clal, except for removal by Clal (or any affiliate thereof) so long as Clal or any of its affiliates owns of record at least 35.0% of the then issued and outstanding shares of Common Stock;

•	giving the board of directors the ability to authorize the issuance of shares of our preferred stock, par value $0.0001, without stockholder approval;

•	vesting exclusive authority in the board of directors to fill vacancies on the board of directors, other than the vacancies of the directors nominated by Clal;

•	limiting stockholders’ ability to call special meetings; and

•	giving Clal or any affiliate thereof, special rights so long as Clal or any of its affiliates owns of record at least 35.0% of the then issued and outstanding Common Stock.
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
          NIS leases 9,527 square feet of office space in Milwaukee, Wisconsin for its operations. (This location also serves as our corporate headquarters.) Its lease expires on February 28, 2018, but can be terminated as of February 28, 2013 or extended to February 28, 2023. NIS also currently leases 3,788 square feet of office space in

Chicago, Illinois, which it uses for its marketing and client service operations. The current lease expires on May 31, 2010. NIS has executed a lease for 7,606 square feet of office space in Chicago as a replacement for its current office space. The lease for the replacement office space expires May 1, 2020.
          Boyd leases 10,900 square feet of office space in Cleveland, Ohio, pursuant to a lease that expires on October 31, 2015.
          We also lease 278 square feet of office space in London, England for our employees who are located there. The lease expires on April 30, 2010. Upon expiration of this lease we will not have leased space in London.
          We consider our office arrangements to be adequate for our current operations.
ITEM 3. LEGAL PROCEEDINGS
          On February 10, 2010, a former client of Sovereign filed suit in the United States District Court for the Northern District of Illinois against the Company and Sovereign, alleging fraudulent conduct and breach of fiduciary duty on the part of Sovereign in investing its assets in auction-rate securities. The claim alleges, among other things, that Sovereign failed to conduct adequate due diligence into the auction rate securities purchased for its account, and that the investment in the auction rate securities was outside its investment policy. The suit seeks $4,704,000 in damages. We believe the claim is covered by insurance, subject to the payment of deductible amounts by the Company. While we believe the claim is without merit and intend to defend vigorously against this action, there can be no assurance that the ultimate outcome of the lawsuit will be favorable to the Company or that the defense of the suit or its outcome will not have a material adverse effect on the Company’s business or financial results of operation.
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
ITEM 4. RESERVED

EXECUTIVE OFFICERS
               The biographical summaries of our executive officers as of March 20, 2009 are as follows:

Name	Age	Position
Robert Brooks	55	Chief Executive Officer and Managing Director and Executive Vice President of NIS

Jonathan Hoenecke	50	Chief Financial Officer and Secretary

Robert Kelly	65	Co-Chairman and Director and Chief Executive Officer of NIS

Brian L. Gevry	43	Chief Operating Officer and Managing Director and Chief Executive Officer and Co-Chief Investment Officer of Boyd

John (“Jack”) Fisher	55	Managing Director and President and Chief Executive Officer of Wood and Chief Executive Officer of Sovereign

Tal Raz	48	Co-Chairman and Director
          Robert Brooks was appointed as Chief Executive Officer and a director on February 8, 2010. Previously, Mr. Brooks was appointed as a Managing Director of Titanium on July 14, 2008 and as Executive Vice President of NIS in 2000. Prior to that time, Mr. Brooks served as Vice-President and Senior Vice President at NIS. In those positions, Mr. Brooks was the lead officer for business development, client relations and consultant relations for Titanium, and was involved in long-term strategic planning for Titanium. Prior to joining NIS in 1994, Mr. Brooks worked at Zenith Administrators, Inc. from 1990 to 1994, as vice president and Chicago branch office manager. He served in the same capacity at Kelly & Associates, Inc. from 1984 to 1990. Prior to Kelly & Associates, Inc., Mr. Brooks worked in administration of large pension plans and was a field service officer with the Teamsters Central States Pension Fund from 1979 to 1984. Mr. Brooks is an Investment Management Committee Member of the International Foundation of Employee Benefit Plans. Mr. Brooks attended St. Thomas College and graduated from Chicago State University.
          Jonathan Hoenecke was appointed as our Chief Financial Officer and our Secretary on February 8, 2010. Mr. Hoenecke joined Titanium as the Manager of Financial Reporting in January 2009. From 2003 to 2006, Mr. Hoenecke worked for Fresh Brands Inc. as its Vice President of Finance and as a consultant. From 1995 to 2003, Mr. Hoenecke worked for Roundy’s Inc. as a Vice President of Finance for its retail division and as the Chief Financial Officer for a predecessor business. Mr. Hoenecke graduated from the University of Wisconsin — Oshkosh with a bachelor’s degree in accounting.
          Robert Kelly was appointed as our Co-Chairman on February 8, 2010. Previously, Mr. Kelly was appointed as our Vice Chairman on July 14, 2008 and as a director on March 31, 2008. He is a founder of NIS and was appointed as its Chairman and Chief Executive Officer in 1993. Before founding NIS, he worked at National Investment Services of America, Inc. from 1990 to 1994. Prior to that, Mr. Kelly was president of Kelly & Associates, Inc., which provided administrative services to pension and health plans until its sale in 1990. Mr. Kelly serves on the management committee of Boyd. Mr. Kelly is a past president of the Society of Professional Benefit Administrators and a served as a director of the International Foundation of Employee Benefit Plans for 20 years. Mr. Kelly has also served as vice chairman of Saint Mary’s University of Minnesota. Mr. Kelly attended the University of Notre Dame and Florida Atlantic University.
          Brian L. Gevry, CFA, was appointed as our Chief Operating Officer on February 8, 2010. Previously, Mr. Gevry was appointed a Managing Director of Titanium on January 15, 2009. He was named the Chief Executive Officer of Boyd on February 18, 2006 and has been Co-Chief Investment Officer since July 2000. Mr. Gevry initially joined Boyd in 1991 as a Portfolio Analyst and acted as its Chief Operating Officer from 2000 to February

17, 2006. Mr. Gevry is a charter member of the CFA Institute, and a member of the CFA Society of Cleveland, and received his MBA from Case Western Reserve University and his BA from Cleveland State University.
          John (“Jack”) Fisher was appointed as a director on February 8, 2010. Previously, Mr. Fisher was appointed as a Managing Director of Titanium on July 14, 2008, as President and Chief Executive Officer of Wood on June 16, 2008 and as Chief Executive Officer of Sovereign on September 1, 2008. Due to non-competition obligations, Mr. Fisher did not work during the period from April 2007 until he started at Wood. Prior to joining Wood, Mr. Fisher was a founding partner in the investment banking firm Wilson/Bennett Company from February 1987 and served as Chairman and President of its subsidiary, Wilson/Bennett Capital Management Inc., until September 2006. From September 2006 through April 2007, Mr. Fisher acted as a consultant to that company. Prior to Wilson/Bennett Capital Management Inc., Mr. Fisher worked as a vice president with E.F. Hutton & Co. from 1978 to 1987. Mr. Fisher worked as an investment broker from 1977 to 1978 at Dean Witter Reynolds, prior to which he served as a staff economist at the Public Utilities Commission of Texas. Mr. Fisher currently serves as an arbitrator for the Financial Industry Regulatory Authority and is a member of the International Executive Services Corporation, a non-profit organization that provides financial consulting services to developing countries. Mr. Fisher graduated with a BS in Accounting from Virginia Tech.
          Tal Raz was appointed as our Co-Chairman on February 8, 2010. Mr. Raz is currently Chief Executive Officer of Clal. From 2005 to 2009, Mr. Raz served as Chief Financial Officer for Cellcom Israel Ltd and from 2002 to 2005, Mr Raz served as Chief Financial Officer of Elron Electronic Industries Ltd. From 1997 to 2001 Mr. Raz served as the President and Chief Executive Officer of Elbit Ltd.
PART II
ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
          There is currently no established public trading market for shares of our Common Stock in the United States. Shares of our Common Stock and our Warrants were admitted to trading on AIM on June 21, 2007. Our Common Stock trades on AIM under the symbol TAM. There is no market for our restricted stock, par value $0.0001 (referred to as Restricted Stock), which converts on a one-for-one basis into our Common Stock in certain events.
          The following table shows the closing mid-market prices for our Common Stock, as reported on AIM, for the periods indicated. The mid-market price is equal to the average of the best bid price and the best offer price, rounded to the second decimal point. These prices are as reported by the London Stock Exchange in U.S. Dollars.

	Price Per Share
	of Common Stock ($)
Quarterly Period	Low	High
1st Quarter, 2008	5.63	5.63
2nd Quarter, 2008	5.63	5.63
3rd Quarter, 2008	5.25	5.88
4th Quarter, 2008	5.25	5.25
1st Quarter, 2009	4.43	5.75
2nd Quarter, 2009	4.00	4.50
3rd Quarter, 2009	1.75	4.00
4th Quarter, 2009	1.50	3.00
          As of March 19, 2010, there were approximately 116 record holders of our Common Stock and four record holders of our Restricted Stock.
          We have not paid any dividends on any of our shares of Common Stock to date and the payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any dividends will be within the discretion of our then current board of directors, subject to the requirements of the Delaware General Corporation Law (referred to as DGCL). Our board does not currently recommend payment of any dividends. There are currently no restrictions (including, where appropriate, restrictions on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans or advances) that currently materially limit our ability to pay dividends or that we reasonably believe are likely to limit materially the future payment of dividends. The holders of our Restricted Stock have no right to any dividends or to any other distribution made or payable by us except for any valid return of capital.
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
General
          Our principal business is providing investment advisory services to institutional and retail clients. Our core strategy is to develop a broad array of investment management expertise to enable us to offer a full range of investment strategies to our clients. Although we manage and distribute a range of products and services, we operate in one business segment, namely as an investment advisor to institutional and retail clients.
          Through four acquisitions, we have assembled a group of investment managers with solid long-term track records to serve as our core asset management business. Through these investment managers, we have expertise in both fixed-income and equity investment strategies and have a client base that extends from individuals to a range of institutional investors, as well as solid sub-advisory and referral arrangements with a variety of broker-dealers. During 2009, we extended our business to include real estate investment advisory services through the hiring of two experienced real estate investment managers. As of December 31, 2009, we had $8.2 billion of assets under management and an additional $1.0 billion of assets, on which we earn referral fees.
          Our asset management services are typically delivered pursuant to investment advisory agreements entered into between each subsidiary and its clients. Investment advisory fees are generally received quarterly, based on the value of assets under management on a particular date, such as the first or last day of a quarter. Our institutional business is generally billed in arrears, whereas the retail business is generally billed in advance. The majority of our investment advisory contracts are generally terminable at any time or on notice of 30 days or less. The nature of these agreements, the notice periods and the billing cycles vary depending on the nature and the source of each client relationship.
          Most of our investment advisory services are provided through the management of separate accounts. However, an increasing percentage our services are provided through private funds, which allow us to provide our investment strategies to our institutional clients in a more cost efficient manner. We earn incentive fees on two of the funds, which are organized to invest in preferred stocks.
          We also have a referral arrangement with a hedge fund manager through which were earn fees for referring clients to their investment vehicles.
          Our operating revenues are substantially influenced by the changes to our assets under management and shifts in the distribution of assets under management among types of securities and investment strategies. Our assets under management fluctuate based primarily on our investment performance (both absolutely and relative to other investment advisors) and the success of our sales and marketing efforts. A material portion of our results will be influenced by fluctuations in world financial markets. Because they comprise the largest part of our assets under management, the performance of U.S. fixed-income securities should have the greatest influence on our results, although our recent performance has been substantially affected by the negative performance of the U.S. equity markets and most hedge fund strategies over the second half of 2008 and through the first quarter of 2009.
          A significant portion of our expenses, including employee compensation and occupancy, do not vary directly with operating revenues. As a result, our efforts to improve our cost structure have focused on integrating the operational and administrative functions of the acquired subsidiaries, including accounting, information technology, human resources, and risk management activities. During 2009, we completed the staffing and reorganization of our sales staff to better position us to sell the full range of our strategies to our existing customer base and to prospective clients. In addition, we completed the integration of our accounting operations.
          On February 8, 2010, our Board of Directors announced that it had accepted the resignation of Nigel Wightman as Chairman and Chief Executive Officer and had named Mr. Brooks as Chief Executive Officer. In addition to these changes the Board of Directors also announced the appointments of Mr. Gevry as Chief Operating Officer and Mr. Hoenecke as Chief Financial Officer. We believe these changes result in a more centralized team, that should enhance our efforts to integrate our operations, and better position us to address the challenges we face in our current cost structure.
Company History and Development
          We were incorporated in Delaware on February 2, 2007, operating as a special purpose acquisition company. Our objective was to acquire one or more operating companies engaged in asset management.
          On June 21, 2007, we completed a $120,000,000 private placement of units consisting of one share of our Common Stock and one Warrant. Clal became the holder of approximately 44.1% of our Common Stock (42.8% of our voting stock) at that time as a result of the private placement. Clal subsequently acquired more than a majority of our Common Stock (49.8% of our voting stock) on May 1, 2008 when it purchased additional outstanding shares of Common Stock from another stockholder.
          The Common Stock and the Warrants were also admitted to trading on AIM, a market operated by the London Stock Exchange, on June 21, 2007. Each company admitted to listing on AIM is required to have a Nomad who is responsible for, among other things, advising the company on its responsibilities under the AIM rules for companies. Seymour Pierce Limited serves as our Nomad.
          We used a substantial portion of the proceeds of the private placement to acquire four asset management firms in four separate transactions. We purchased Wood and Sovereign as of October 1, 2007, we purchased NIS as of March 31, 2008, and we purchased Boyd as of December 31, 2008.
          During 2009, we extended our business to include real estate investment advisory services through the hiring of two experienced real estate investment managers.
Market Developments
          The volatility in the fixed income and equity markets continued in 2009, during which we ultimately recaptured some of the losses experienced in 2008. In the fixed income markets, the liquidity crisis eased considerably in 2009 and the flight to quality experienced in 2008 became a flight to opportunity in 2009. These factors resulted in significant gains in the corporate, mortgage-backed, and asset-backed securities sectors, while U.S. treasuries suffered decreases. In the equity markets, the S&P 500 Index declined a further 25% into March 2009, before recovering over the balance of 2009 and finishing the year 23% ahead of the prior year end index. Even with these market gains, business conditions remained challenging. While our ending assets under management grew by 8% year over year, reflecting the market gains and positive asset flows from our participation in the U.S. government’s TALF program, we experienced significant outflows in our fixed income business at Sovereign and NIS. These asset outflows, coupled with the equity asset losses at Wood in 2008, put significant pressure on our investment advisory fees. We are faced with significant challenges in our overall cost structure that we intend to aggressively pursue in 2010.

Assets Under Management
          Our asset management services are delivered pursuant to investment advisory agreements with fees generally determined on a quarterly basis as a percentage (or range of percentages) of either beginning or ending market value of assets under management. Our investment advisory fees vary, among other things, by investment strategy and by client type. Our average fee rates for equity investment strategies generally are higher than those for fixed income strategies. In general, our clients may terminate our services at any time with limited notice.
          We manage a portion of our assets under management through private funds that generally are organized as limited liability companies. We believe the use of these funds allows us to provide our investment strategies to our institutional clients in a more cost effective manner. We earn incentive fees on two of the funds, which are organized to invest in preferred stocks.
          Assets under management of $8.2 billion at December 31, 2009 were 8% higher than the $7.6 billion reported at December 31, 2008. The following table presents summary activity for 2009 and 2008 and breakdowns for our assets under management at each year end.

			2009
	December 31,		vs.
(in millions)	2009	2008	2008

Annual Activity:
Beginning balance	$7,573.2	$3,070.8	147%
NIS acquisition on March 31, 2008	—	2,884.1	NM
Boyd acquisition on December 31, 2008	—	2,856.0	NM
Inflows	2,198.8	1,052.2	102%
Outflows	(2,205.9)	(1,877.7)	15%
Market value change	585.3	(412.2)	NM

Ending balance	$8,151.4	$7,573.2	8%

Average Assets Under Management (1)	$7,839.5	$4,490.5	75%
Average Fee Rate (basis points)	24	29	(17)%

Year End Balances:
By investment strategy:
Fixed income	$7,242.3	$6,674.8	9%
Equity	869.3	898.4	(3)%
Real estate	39.8	—	NM

Total	$8,151.4	$7,573.2	8%

By client type:
Institutional	$6,371.8	$5,830.6	9%
Retail	1,779.6	1,742.6	2%

Total	$8,151.4	$7,573.2	8%

By investment vehicle:
Separate accounts	$7,291.9	$7,135.7	2%
Private funds	859.5	437.5	96%

Total	$8,151.4	$7,573.2	8%

(1)	Average assets under management are calculated based on the quarter end balances and include amounts acquired in acquisitions in the first quarter following the acquisition.
          On March 31, 2008 we completed the acquisition of NIS and acquired $2,884.1 million of assets under management that were principally with institutional customers and invested in fixed-income investments. These assets were first included in the average assets under management in the second quarter of 2008. The average fee rate for these assets was approximately 27 basis points.
          On December 31, 2008 we completed the acquisition of Boyd and acquired $2,856.0 million of assets under management that were principally with institutional customers and invested in fixed-income investments. These assets were first included in the average assets under management in the first quarter of 2009. The average fee rate for these assets was approximately 18 basis points, which contributed to the lower overall average fee rate in 2009 compared to 2008.
          The asset inflows in 2009 were principally generated by our participation in the U.S. Government’s TALF program, which generated approximately $735 million in new assets under management within both separate client accounts and the Titanium TALF Opportunity Fund. The final TALF program auction was in March 2010, and as a result, further growth from this program in 2010 will be limited.
          The asset outflows in 2009 were largely impacted by significant client losses at Sovereign and by significant withdrawals of assets by pension plan clients of NIS. During the third and fourth quarters of 2009, we lost approximately $500 million of client accounts at Sovereign due to the loss of one broker-dealer and its underlying retail accounts and several large separate account clients. We have made management changes at Sovereign to address the underlying reasons for these losses. Throughout 2009, we experienced approximately $400 million of partial withdrawals from several pension plan clients of NIS. We believe the clients made these withdrawals to redirect their investments to equity investments which were viewed to have more upside potential over the latter part of 2009. As the equity markets have recovered a substantial portion of their value lost over 2008 and through the first quarter of 2009, we believe this withdrawal activity will subside in 2010.
          The market value change in 2009 reflects the strong recoveries in both fixed income and equity strategies. These changes and the inclusion of the assets under management from the Boyd acquisition caused our average assets under management to increase by 75% in 2009 compared to 2008.
          During the first half of 2008, we experienced a significant loss of accounts at Wood following the death of Wood’s founder, Gary Wood, in November 2007. We also experienced the loss of a $355 million Sovereign account, as well as a number of smaller Sovereign accounts in the second quarter of 2008.
          During 2008, the upheaval in global markets caused significant price declines and high volatility in virtually every class of financial assets. The market returns for our equity assets under management were significantly impacted as the S&P 500 Index declined by 37%. Similarly, the market returns for our fixed income assets under management were also negatively impacted. A flight to quality lowered yields on U.S. Treasuries and pushed up credit spreads in virtually all sectors, with major dislocations in mortgage-backed securities, corporate credit and municipal finance.
          Our mix of assets under management by investment strategy was relatively unchanged as fixed income assets comprised 89% of total assets under management in 2009 compared to 88% in 2008.
          During 2009 our mix of assets under management with institutional clients increased to 82% compared to 77% in 2008, primarily due to the loss of retail accounts at Sovereign. The loss of retail accounts had a dampening effect on our overall average fee rate for 2009.
          The increase in assets managed through private funds reflects our organization during the third quarter of 2009 of the TALF Fund. At December 31, 2009, we had approximately $311 million of assets under management in the TALF Fund.
          Through February 28, 2010, our aggregate assets under management increased by 1.1% to $8,338.0 million as a result of both net inflows and market returns.

          We earn referral fees on clients referred to Attalus. The assets managed by Attalus under this arrangement increased from $806.2 million at December 31, 2008 to $974.9 million at December 31, 2009. The activity related to these assets was as follows:

	For the Years Ended
	December 31,
(in millions)	2009	2008

Annual Activity:
Beginning balance	$806.2	$938.3
Inflows	87.7	77.0
Outflows	(45.5)	(18.3)
Market value change	126.5	(190.8)

Ending balance	$974.9	$806.2

Results of Operations
          Consolidated Results of Operations
          We acquired NIS as of March 31, 2008 and Boyd as of December 31, 2008. As a result, the operating results for 2008 reflect nine months of operations for NIS and no operations for Boyd.

			2009
	Year ended December 31,		vs.
	2009	2008	2008

Operating revenues	$22,471,000	$15,241,000	47%
Operating expenses:
Administrative	25,926,000	16,849,000	54%
Amortization of intangible assets	4,078,000	4,190,000	-3%
Impairment of intangible assets	1,529,000	6,533,000	-77%
Impairment of goodwill	8,489,000	—	NM

Total operating expenses	40,022,000	27,572,000	50%

Operating loss	(17,551,000)	(12,331,000)	53%
Other income and expense	398,000	1,004,000	-58%

Income (loss) before taxes	(17,153,000)	(11,327,000)	63%
Income tax expense (benefit)	4,016,000	(4,287,000)	NM

Net income (loss)	$(21,169,000)	$(7,040,000)	220%

Net income (loss) per share
basic	$(1.03)	$(0.34)	224%

diluted	$(1.03)	$(0.34)	224%

          Our overall operating results were significantly impacted by several non-cash charges during 2009 and 2008, including:
•	Goodwill impairment charges totaling $8,489,000 in 2009.

•	Intangible asset impairment charges totaling $1,529,000 in 2009 and $6,533,000 in 2008.

•	Intangible asset amortization totaling $4,078,000 in 2009 and $4,190,000 in 2008

•	Recognition of a deferred tax valuation allowance of $10,273,000 resulting in a $4,016,000 deferred tax charge for 2009 as compared to a $4,287,000 deferred tax benefit in 2008.

          Our goodwill balance is assessed primarily based on estimates of the Company’s fair value using a discounted cash flow model and an underlying forecast. In prior forecasts, we had included significant revenue growth in the near term based on our business pipelines. However, due to the volatile markets and other management issues we did not achieve this growth and our operating results have been strained. In preparing our forecast as of December 31, 2009, we reduced the revenue growth rates to more moderate levels that we expect are achievable over the long term. In addition, we have adjusted the weighted average cost of capital rate to 14.5% from 12.0% based on adding a risk premium for company-specific matters. These changes resulted in a lower estimate for the fair value of the Company and the resulting $8,489,000 goodwill impairment charge.
          Intangible asset impairment charges primarily represent writedowns in the estimated fair values of customer relationship assets acquired in the Wood and Sovereign acquisitions reflecting client losses over the last two years. In 2008, we recognized $6,018,000 of impairment charges related to the intangible assets acquired in the Wood acquisition. In 2009 and 2008, we recognized $1,529,000 and $515,000, respectively, of impairment charges related to the intangible assets acquired in the Sovereign acquisition.
          Intangible amortization charges are recognized in the periods following the respective acquisitions and have been impacted by the writedowns to the intangible asset values. Based on the writedowns through December 31, 2009, we expect the annual amortization charge to decrease to $3,316,000 in 2010.
          We assess the realizability of our deferred tax assets based on positive and negative evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Based on the pretax losses we incurred in 2008 and 2009, as of December 31, 2009 we determined it was no longer appropriate to consider expected future income as the primary factor in determining the realizable portion of our deferred tax assets. This resulted in recognizing a valuation allowance totaling $10,273,000 for our deferred tax assets as of December 31, 2009. No further tax provisions or benefits will be recognized in the near term until we no longer have a cumulative loss over the last three years.
          Operating Revenues
          Our operating revenues include investment advisory fees received for the management of assets within separate accounts and private funds. We also receive incentive fees from the management of two of the private funds that invest in preferred stocks. We also receive referral fees in connection with NIS’s referral arrangement with Attalus. Operating revenues increased by $7.2 million, or 47%, in 2009 primarily due to the inclusion of an additional three months of operations for NIS in 2009 and a full year of operations for Boyd in 2009. The changes by revenue category are more fully described below.

			2009
	Year ended December 31,		vs.
	2009	2008	2008

Investment advisory fees	$18,944,000	$12,924,000	47%
Incentive fees	1,256,000	518,000	142%
Referral fees	2,271,000	1,799,000	26%

Total operating revenues	$22,471,000	$15,241,000	47%

          Investment advisory fees increased by $6,020,000, or 47%, in 2009 due to the increase in average assets under management from $4.5 billion in 2008 to $7.8 billion in 2009, offset by a decrease in the overall average fee rate from 29 basis points in 2008 to 24 basis points in 2009. The 75% increase in average assets under management was principally the result of including the NIS assets for an additional quarter in 2009 (this added approximately 16% to average assets under management) and including Boyd for 2009 (this added approximately 74% to average assets under management). The other changes affecting assets under management were the decline in equity asset values over the last half of 2008 through the first quarter of 2009 and the loss of accounts at Sovereign. Our overall average fee rate declined primarily due to the inclusion of the Boyd assets, which had an average fee rate of 18 basis points.
          We earn incentive fees from two preferred stock funds managed by NIS. Our incentive fees increased by $738,000 in 2009 due to both an additional quarter of activity for NIS in 2009 and higher market returns in these funds in 2009.
          We earn referral fees in connection with NIS’s distribution agreement with Attalus. The $472,000 increase in referral fees primarily reflects an additional quarter of activity in 2009.
          Administrative Expenses
          Administrative expenses increased by $10.6 million, or 47%, in 2009 primarily due to the inclusion of an additional three months of operations for NIS in 2009 and a full year of operations for Boyd in 2009. The changes by expense category are more fully described below.

			2009
	Year ended December 31,		vs.
	2009	2008	2008

Employee compensation:
Cash compensation	$15,729,000	$8,971,000	75%
Share-based compensation	420,000	—	NM

Total compensation	16,149,000	8,971,000	80%
Third party distribution expense	837,000	496,000	69%
Legal, audit, and other professional fees	2,443,000	3,025,000	-19%
Occupancy	1,314,000	913,000	44%
Other administrative expenses	5,183,000	3,444,000	50%

Total administrative expenses	$25,926,000	$15,241,000	47%

          Cash compensation increased by $6,758,000, or 75%, in 2009. Approximately $5,300,000 of this increase was due to the additional three months of activity for NIS in 2009 and the full year of operations for Boyd in 2009. An additional $1,000,000 relates to personnel added to complete the sales staff, additional accounting personnel to address our increased reporting responsibilities, and in connection with the development of our real estate investment advisory services. Overall, we reduced headcount from 94 at December 31, 2008 to 87 at December 31, 2009. The estimated annualized savings from these reductions is approximately $1,500,000, which will be fully realized in 2010. During 2009, we realized approximately $400,000 of savings due to these reductions. The remaining increase primarily relates to increased benefit costs.

          Third party distribution expense represents payments made to broker-dealer networks and other outside sales commissions. The increase in 2009 reflects an increased levels of business conducted through an outside sales agent and a broker dealer network.
          The $582,000 decrease in legal, audit, and other professional fees primarily reflects reduced legal and accounting services. During the second half of 2008 and the first quarter of 2009, we incurred significant legal and accounting costs in connection with the registration of our Common Stock under the Exchange Act and the completion of our initial Form 10-K.
          The $401,000 increase in occupancy expenses and the $1,739,000 increase in other administrative expenses were principally due the extra three months of NIS operations in 2009 and a full year of Boyd operations in 2009. Other administrative expenses include travel and other marketing related expenses, pricing, trading and other investment management services, and insurance expense.
          Other Income and Expense
          Other income and expense includes investment income from the investment of excess cash balances offset by interest expense that represents accretion of discounted acquisition obligations.

			2009
	Year ended December 31,		vs.
	2009	2008	2008

Interest income	$429,000	$1,032,000	-58%
Realized gains on investments	230,000	—	NM
Impairment loss on investment in commingled stock fund	(381,000)	—	NM
Income from equity investee	179,000	—	NM
Interest expense	(59,000)	(28,000)	110%

Total other income (expense)	$398,000	$1,004,000	-60%

          Our interest income was $429,000 in 2009 compared to $1,032,000 in 2008. Substantially all of our interest income is earned from invested cash balances remaining from our private placement of Common Stock and Warrants in 2007. The decrease in interest income reflects our use of invested cash balances to fund the acquisitions of our subsidiaries. In the fourth quarter of 2008, we invested approximately $10,700,000 in a portfolio of debt securities to enhance our average yield. At December 31, 2009, we had $12,549,000 invested in the portfolio of debt securities. Realized gains on investments represent gains on the sale or redemptions of securities from the portfolio.
          The impairment loss represents a loss incurred in connection with our investment in the Plurima Titanium U.S. Stock Fund, a sub-fund of the Dublin-based Plurima Funds mutual funds complex, to which Wood served as investment advisor. During 2008, we invested $968,000 in the commingled stock fund as seed money for its development. In March 2009, the Company’s board of directors determined that additional investments from other parties into the Plurima Titanium U.S. Equity Fund were likely not to be forthcoming. As a result, we decided to liquidate our investment in the commingled stock fund. Based on this decision, we recognized a $381,000 impairment loss on this investment. We subsequently liquidated our investment and received proceeds of $587,000 from Plurima in 2009.
          During the third quarter of 2009, we organized the TALF Fund. The Company is the managing member of the fund and serves as the investment manager for the fund for which we receive management fees. We invested $2,000,000 in the TALF Fund, which represents approximately 6% of the total invested capital in the fund. The income from equity investee represents our share of the net income of the TALF Fund.

Liquidity and Capital Resources
          At December 31, 2009, we had $19,501,000 of funds available consisting of $4,773,000 of cash and cash equivalents, $12,549,000 of securities available for sale, and $2,179,000 invested in the TALF Fund. At December 31, 2008, these combined balances were $29,436,000.

	Year ended December 31,
	2009	2008
Net cash used in operating activities	$(2,425,000)	$(633,000)
Net cash provided by (used in) investing activities	(2,960,000)	12,015,000
Net cash used in financing activities	(8,595,000)	(12,017,000)
          Net cash used in operating activities increased from $633,000 in 2008 to $2,425,000 in 2009 primarily because administrative expenses increased more than operating revenues.
          Net cash used in investing activities in 2009 primarily reflects the use of approximately $824,000 for net additions to the portfolio of debt securities and the use of $2,000,000 for our investment in the TALF Fund. Net cash provided by investing activities in 2008 reflects $55,587,000 of cash released from a trust account for the funds from private placement of our Commons Stock and Warrants, the use of $31,627,000 for the acquisition of NIS, and the use of approximately $10,651,000 for investments in the portfolio of debt securities.
          Net cash used for financing activities in 2009 reflects the payments of acquisition obligations related to our acquisitions of Boyd, NIS, and Wood. Net cash used for financing activities in 2008 reflects the use of $12,017,000 to repurchase Common Stock from stockholders voting against the NIS acquisition and electing to have their shares repurchased. With the completion of the Wood, Sovereign, and NIS acquisitions, the Company met its investment requirements related to the 2007 issuance of Commons Stock and Warrants and it has no further obligations to repurchase Common Stock issued as part of those units.
          At December 31, 2009, we had the following cash obligations due under our acquisition agreements:

Amounts due currently:
Sovereign deferred acquisition payment (1)	$900,000
NIS deferred acquisition payment due March 2010	713,000

$1,613,000

(1)	The amount due for Sovereign reflects the tentative settlement amount as of March 29, 2010 and represents all remaining obligations due under the Sovereign Agreement.
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

          Based on our current expectations for assets under management and operating revenues, we estimate the following additional contingent payments will be due under our acquisition agreements:

	Total	Cash portion	Stock portion

Amounts due in 2011:
Deferred variable payment due based on the revenue run rate for Boyd as of December 31, 2010 exceeding $6,250,000. The maximum payment of $8,000,000, of which up to 35% is payable in Common Stock.	$8,000,000	$5,200,000	$2,800,000
Payment due based on Wood assets under management at September 30, 2011. The maximum payment of $2,000,000 is prorated based on $1.5 billion of assets under management and up to 50% is payable in Common Stock.	995,000	498,000	497,000

Total amounts due under acquisition agreements	$8,995,000	$5,698,000	$3,297,000

          We believe our current level of cash and cash equivalents and short-term securities available for sale are sufficient to fund our ongoing operations, to fund current obligations under our completed acquisitions, to fund the expected cash portion of contingent payments due under our completed acquisitions, and to provide consideration for additional acquisitions. We expect to fund any future acquisitions partly through issuance of additional Common Stock and with cash from the conversion of our outstanding Warrants, although we may incur bank debt as well.
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
          We believe the following critical accounting policies govern the more significant judgments and estimates used in the preparation of our consolidated financial statements:
          Goodwill. We perform goodwill impairment tests annually, or whenever events or changes in circumstances indicate that the carrying amount of goodwill might not be recoverable, using a two-step process with the first step being a test for potential impairment by comparing our reporting unit’s fair value with its carrying amount (including goodwill). If the carrying amount of the reporting unit exceeds its fair value, we complete the second step under which the fair value of the reporting unit is allocated to its assets and liabilities, including recognized and unrecognized intangibles. If the implied fair value of the reporting unit’s goodwill is lower than its carrying amount, goodwill is impaired and written down to its implied fair value. We complete our annual test for impairment during our fourth quarter.
          For purposes of testing goodwill for impairment, the Company attributes all goodwill to a single reporting unit. We have aggregated all of our subsidiaries into a single reporting unit because they provide similar services to similar clients, operate in the same regulatory framework, and share similar economic characteristics. The Company’s shared sales force is organized to market the full range of the Company’s products and services.

          For the testing as of December 31, 2009, we estimated fair value averaging fair value established using an income approach and fair value established using a market approach. The fair value from the income approach was weighted 75%, while the fair value from the market approach was weighted 25%. The weighting reflects that the market approach includes more mature asset management companies with greater scale than the Company. Prior estimates were made using exclusively an income approach.
          The income approach uses a discounted cash flow model that takes into account assumptions that marketplace participants would use in their estimates of fair value, current period actual results, and forecasted results for future periods that have been reviewed by senior management. In preparing our forecasts, we considered historical and projected growth rates, our business plans, prevailing business conditions and trends, anticipated needs for working capital and capital expenditures, and historical and expected levels and trends of operating profitability. Our estimates for net inflows of assets under management and market returns resulted in estimated revenue growth rates of approximately 10% per annum. These revenue estimates have been moderated significantly from prior forecasts based on our recent history. Cash flows beyond the five year forecast period were projected at 4% per annum. We used a weighted average cost of capital of 14.5% determined using the capital asset pricing model. In prior forecasts, we have used weighted average cost of capital of 12.0%. The adjustment to the weighted average cost of capital reflects an additional risk premium due to uncertainties related to the changes in management and the degree to which expected results of the real estate investment advisory services will impact the overall forecasted results.
          The market approach employs market multiples for comparable companies. Fair value estimates are established using multiples of assets under management and current and forward multiples of revenue and earnings before income, taxes, depreciation and amortization (referred to as EBITDA).
          Upon completion of the impairment test as of December 31, 2009, we concluded that the recorded goodwill balance of $31,789,000 was impaired and recorded an impairment charge of $3,642,000 in the fourth quarter of 2009, in addition to the prior impairment charge of $4,847,000 recorded in the third quarter of 2009.
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
          During the third and fourth quarters of 2009, Sovereign lost accounts retained through one retail broker and several other large separate accounts. As a result of these significant client losses, the Company reassessed the recoverability of the Sovereign intangible assets and determined that the remaining carrying amount of these assets had been impaired. The Company recognized an impairment charge of $1,529,000 to write off the remaining carrying amount for these assets.
          Primarily during the quarter ended June 30, 2008, Wood and Sovereign lost certain significant customers and related revenues. Due to the significance of these losses, we completed an impairment assessment of the carrying amounts for the customer relationship intangible assets from the Wood and Sovereign acquisitions. We concluded that the customer relationship intangible assets were impaired due to decreased actual and forecasted cash flows of those subsidiaries and recorded impairment charges of $1,792,000 in the second quarter of 2008.

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
          Valuation Allowances for Deferred Tax Asset. We record income taxes using the liability method whereby we recognize deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax bases of assets and liabilities, and for the expected future tax benefit from net operating losses carryforwards. We establish valuation allowances when we believe it is more likely than not that some portion of the deferred tax assets, including net operating loss carryforwards, will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.
          At December 31, 2009, we had deferred tax assets totaling $10,273,000. This amount includes the potential future benefits of federal net operating loss carryforwards of approximately $10,636,000 that expire in 2028 and 2029 and state net operating loss carryforwards totaling approximately $10,233,000 that expire between 2023 and 2029.
          In assessing the realizability of the Company’s deferred tax assets, we consider all relevant positive and negative evidence in determining whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of the gross deferred tax assets depends on several factors, including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. Pursuant to guidance of the Financial Accounting Standards Board (referred to as FASB), a cumulative loss in recent years is a significant piece of negative evidence to be considered in evaluating the need for a valuation allowance that is difficult to overcome. Based on the pretax losses in 2008 and 2009, we determined that it was no longer appropriate to consider expected future income as the primary factor in determining the realizability of our deferred tax assets. As a result, the Company recognized a deferred income tax charge of $10,273,000 to establish a full valuation allowance against the deferred tax assets as of December 31, 2009.
          We account for tax uncertainties based on a more likely than not recognition threshold whereby tax benefits are only recognized when the Company believes that they have a greater than 50% likelihood of being sustained upon examination by taxing authorities. The Company has evaluated all its other tax positions and determined that it had no uncertain income tax positions at December 31, 2009.
          Fair Value Measurements. We have adopted the provisions of the fair value accounting standard that defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and establishes a hierarchy that prioritizes inputs to valuation techniques used to measure fair value and gives highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.
          Investments measured and reported at fair value are classified and disclosed in one of the following categories based on the lowest level input that is significant to the fair value measurement in its entirety. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s classification within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.
          The three levels of input are : Level 1 – quoted prices in active markets for identical assets or liabilities; Level 2 – observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; or Level 3 – unobservable inputs that are supported by little or no market activity and that are significant to the fair value of assets or liabilities. Level 3 assets and liabilities include financial instruments the value of which is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation.

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
          On February 10, 2010, a former client of Sovereign filed suit in the United States District Court for the Northern District of Illinois against the Company and Sovereign, alleging fraudulent conduct and breach of fiduciary duty on the part of Sovereign in investing its assets in auction-rate securities. The claim alleges, among other things, that Sovereign failed to conduct adequate due diligence into the auction rate securities purchased for its account, and that the investment in the auction rate securities was outside its investment policy. The suit seeks $4,704,000 in damages. Management believes the claim is covered by insurance, subject to the payment of deductible amounts by the Company. While management believes the claim is without merit and intends to defend vigorously against this action, there can be no assurance that the ultimate outcome of the lawsuit will be favorable to the Company or that the defense of the suit or its outcome will not have a material adverse effect on the Company’s business or financial results of operation.
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
Recent Accounting Pronouncements
          The following new accounting standards and amendments to standards were first adopted during 2009:
•	The FASB has issued revised standards concerning the accounting for business combinations that will require the expensing of acquisition costs incurred in future acquisitions and contingent consideration will be recorded at the acquisition date for future acquisitions.

•	The FASB has recently issued guidance for determining the useful life of intangible assets. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

•	In May 2009, the FASB issued a standard that provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. That standard requires public companies to evaluate subsequent events through the date that the financial statements are issued. The Company adopted this standard during the second quarter of 2009.

          The following new standards have been issued, but are not yet effective, and have not been early adopted:
•	A standard, which was issued by the FASB in June 2009, that requires entities to provide more information regarding sales of securitized financial assets and similar transactions. This standard, which is effective for fiscal years beginning after November 15, 2009, is not expected to have a significant impact on the Company’s consolidated financial statements.

•	A standard, which was issued by the FASB in June 2009, that modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The standard clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s performance. The standard requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity and also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. This standard, which is effective for fiscal years beginning after November 15, 2009, is not expected to have a significant impact on the Company’s consolidated financial statements.

•	A standard, which was issued by the FASB in 2009, that requires additional disclosures concerning transfers between level 1 and level 2 fair value measurements and separate information purchases, sales, issuances, and redemptions of items valued using unobservable inputs.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Titanium Asset Management Corp.
Milwaukee, Wisconsin
We have audited the accompanying consolidated balance sheets of Titanium Asset Management Corp. and Subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of the internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
/s/ Cherry, Bekaert & Holland, L.L.P.
Charlotte, North Carolina
March 29, 2010

Titanium Asset Management Corp.
Consolidated Balance Sheets

	December 31, 2009	December 31, 2008
Assets
Current assets
Cash and cash equivalents	$4,773,000	$18,753,000
Investments	12,549,000	10,683,000
Accounts receivable	5,030,000	4,041,000
Refundable income taxes	—	512,000
Other current assets	1,162,000	908,000

Total current assets	23,514,000	34,897,000

Investment in affiliate	2,179,000	—
Other investment	—	672,000
Property and equipment, net	427,000	456,000
Goodwill	28,147,000	32,757,000
Intangible assets, net	24,920,000	32,206,000
Deferred income taxes	—	4,202,000

Total assets	$79,187,000	$105,190,000

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$237,000	$663,000
Acquisition payments due	1,746,000	8,145,000
Accrued compensation	2,472,000	676,000
Other current liabilities	1,032,000	1,113,000

Total current liabilities	5,487,000	10,597,000

Acquisition payments due	960,000	1,889,000

Total liabilities	6,447,000	12,486,000

Commitments and contingencies (Note 13)

Stockholders’ equity
Common stock, $0.0001 par value; 54,000,000 shares authorized; 20,689,478 and 20,464,002 shares issued and outstanding at December 31, 2009 and 2008, respectively	2,000	2,000
Restricted common stock, $0.0001 par value; 720,000 shares authorized; 612,716 shares issued and outstanding at December 31, 2009 and 2008	—	—
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	—	—
Additional paid-in capital	100,332,000	99,462,000
Accumulated deficit	(27,766,000)	(6,597,000)
Other comprehensive income (loss)	172,000	(163,000)

Total stockholders’ equity	72,740,000	92,704,000

Total liabilities and stockholders’ equity	$79,187,000	$105,190,000

See notes to consolidated financial statements.

Titanium Asset Management Corp.
Consolidated Statements of Operations
(in thousands except for per share amounts)

	Year ended December 31,
	2009	2008
Operating revenues	$22,471,000	$15,241,000

Operating expenses
Administrative	25,926,000	16,849,000
Amortization of intangible assets	4,078,000	4,190,000
Impairment of goodwill	8,489,000	—
Impairment of intangible assets	1,529,000	6,533,000

Total operating expenses	40,022,000	27,572,000

Operating loss	(17,551,000)	(12,331,000)

Other Income
Interest income	429,000	1,032,000
Loss on investments	(151,000)	—
Income from equity investee	179,000	—
Interest expense	(59,000)	(28,000)

Loss before taxes	(17,153,000)	(11,327,000)

Income tax provision (benefit)	4,016,000	(4,287,000)

Net loss	$(21,169,000)	$(7,040,000)

Earnings (loss) per share
Basic	$(1.03)	$(0.34)
Diluted	$(1.03)	$(0.34)

Weighted average number of common shares outstanding:
Basic	20,536,382	20,406,318
Diluted	20,536,382	20,406,318
See notes to consolidated financial statements.

Titanium Asset Management Corp.
Consolidated Statements of Changes in Stockholders’ Equity
For the years ended December 31, 2009 and 2008

		Common Stock		Restricted Shares
						Additional Paid-in	Retained Earnings	Other Comprehensive	Total Stockholders’
	Shares	Shares held by TIP	Amount	Shares	Amount	Capital	(Deficit)	Income (Loss)	Equity

Balances at December 31, 2007	22,993,731	—	$2,000	696,160	$—	$55,892,000	$443,000	$—	$56,337,000
Transfer in — repurchase rights not executed	—	—	—	—	—	55,587,000	—	—	55,587,000
Common stock redemption	(2,542,229)	—	—	(83,444)	—	(12,017,000)	—	—	(12,017,000)
Unallocated shares acquired with acquisition of TIP	—	(97,011)	—	—	—	—	—	—	—
Employee share grants	12,500	—	—	—	—	—	—	—	—
Net loss and comprehensive loss	—	—	—	—	—	—	(7,040,000)	(163,000)	(7,203,000)

Balances at December 31, 2008	20,464,002	(97,011)	2,000	612,716	—	99,462,000	(6,597,000)	(163,000)	92,704,000

Employee share grants	45,500	55,322	—	—	—	—	—	—	—
Equity compensation expense	—	—	—	—	—	420,000	—	—	420,000
Forfeitures of employee share grants	—	(82,973)	—	—	—	—	—	—	—
Common stock issued as payment for deferred acquisition obligations	179,976	—	—	—	—	450,000	—	—	450,000
Net loss and comprehensive loss						—	(21,169,000)	335,000	(20,834,000)

Balances at December 31, 2009	20,689,478	(124,662)	$2,000	612,716	$—	$100,332,000	$(27,766,000)	$172,000	$72,740,000

See notes to consolidated financial statements.

Titanium Asset Management Corp.
Consolidated Statements of Cash Flows

	Year ended December 31,
	2009	2008
Cash flows from operating activities
Net loss	$(21,169,000)	$(7,040,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,219,000	4,262,000
Impairment of intangible assets	1,529,000	6,533,000
Impairment of goodwill	8,489,000	—
Share compensation expense	420,000	—
Loss on investments	151,000	—
Income from equity investee	(179,000)	—
Accretion of acquisition payments	55,000	26,000
Deferred income taxes	4,016,000	(3,823,000)
Changes in assets and liabilities:
Increase in accounts receivable	(900,000)	(29,000)
Increase in other current assets	(257,000)	(607,000)
Increase (decrease) in accounts payable	(432,000)	511,000
Increase (decrease) in other current liabilities	1,633,000	(466,000)

Net cash used in operating activities	(2,425,000)	(633,000)

Cash flows from investing activities
Purchases of property and equipment	(130,000)	(326,000)
Cash and cash equivalents released from trust	—	55,587,000
Purchase investments	(20,139,000)	(11,619,000)
Sales and redemptions of investments	19,315,000	—
Investment in equity investee	(2,000,000)	—
Cash paid for acquisition of subsidiaries, net of cash acquired	(6,000)	(31,627,000)

Net cash provided by (used in) investing activities	(2,960,000)	12,015,000

Cash flows from financing activities
Payment of deferred acquisition obligations	(8,595,000)	—
Common stock redeemed	—	(12,017,000)

Net cash used in financing activities	(8,595,000)	(12,017,000)

Net decrease in cash and cash equivalents	(13,980,000)	(635,000)

Cash and cash equivalents:
Beginning	18,753,000	19,388,000

Ending	$4,773,000	$18,753,000

Supplemental disclosure of cash flow information
Income taxes refunded (paid)	$512,000	$(606,000)

Supplemental disclosure of non-cash investing and financing activities
Paid-in capital attributed to common stock repurchase rights not executed	$—	$55,587,000
Payments due in connection with acquisitions	$1,933,000	$10,365,000
Common stock issued as payment for acquisition obligations	$450,000	$—
See notes to consolidated financial statements.

Titanium Asset Management Corp.
Notes to Consolidated Financial Statements
Note 1 — Nature of business
Titanium Asset Management Corp. (the “Company”) was incorporated on February 2, 2007. The Company commenced operations as a special purpose acquisition company to acquire one or more operating companies engaged in the asset management industry. On October 1, 2007, the Company acquired all of the voting common stock of Wood Asset Management, Inc. (“Wood”) and all of the membership interests of Sovereign Holdings, LLC (“Sovereign”), two asset management firms. On March 31, 2008, the Company acquired all of the outstanding capital stock of National Investment Services, Inc. (“NIS”), a third asset management firm. After such business combinations, the Company ceased to act as a special purpose acquisition company. On December 31, 2008, the Company acquired all the membership interests of Boyd Watterson Asset Management, LLC (“Boyd”), a fourth asset management firm. See Note 3 for descriptions of these acquisitions. The Company’s strategy is to manage these operating companies as an integrated business.
Note 2 — Significant accounting policies
Consolidation — The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated.
The Company consolidates all investments in affiliates in which the company’s ownership exceeds 50% or where the Company has control. In addition, the Company consolidates any variable interest entity (“VIE”) for which the Company is considered the primary beneficiary. A VIE is an entity in which either (a) the equity investment at risk is not sufficient to permit the entity to finance its own activities without additional financial support or (b) the voting rights of the equity investors are not proportional to their obligations to absorb the expected losses of the entity or their rights to receive the expected residual returns of the entity. At December 31, 2009, the Company did not qualify as the primary beneficiary of any of the private funds in which it is invests or manages.
The Company uses the equity method of accounting for investments in non-controlled affiliates in which the Company’s ownership ranges from 20 to 50 percent, or in instances in which the company is able to exercise significant influence but not control. Under the equity method of accounting, the Company’s share of the investee’s underlying net income or loss is recorded as income from equity investee. Distributions received from the investment, if any, reduce the Company’s investment balance.
Basis of presentation — These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Those principals require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to the Consolidated Financial Statements. Management believes that the accounting estimates are appropriate and the resulting balances are reasonable; however, due to inherent uncertainties in making estimates, actual results could differ from those estimates.
Segment information — The Company has determined that it has only one operating segment, namely an investment management business providing services to institutional and retail clients. We view our subsidiaries as an integrated management investment business because they provide similar services to similar clients and they are subject to the same regulatory framework. The Company’s shared sales force is organized to market the full range of the Company’s products and services.
Although the Company prepares certain supplemental financial data for each of its subsidiaries, the Company’s determination that it operates in one reportable business segment is based on the fact that the Company’s chief operating decision maker (namely its Chief Executive Officer) does not make decisions, assess performance or allocate resources at the subsidiary level. Rather, the key metrics our Chief Executive Officer uses to make decisions, allocate resources or assess the Company’s financial performance are reviewed on a company-wide basis.

Titanium Asset Management Corp.
Notes to Consolidated Financial Statements (continued)
Operating revenues — Operating revenues include income from investment advisory fees, incentive management fees, and referral fees. Revenue is recognized when the following criteria are met: evidence of an arrangement exists, the price is fixed or determinable, collectability is reasonable assured and delivery has occurred or services have been rendered. The Company bills its investment advisory fees in accordance with the contractual arrangements and as services are performed. Fees are calculated based on the fair value of the assets under management held in client portfolios. Assets under management consist of equity and fixed income securities. Equity securities are valued at the last closing price on the primary exchange on which the securities are traded. Substantially all fixed income securities are valued based on prices from independent pricing services. The percentage of assets under management for which the Company estimates fair value is not significant to the total value of assets under management. Fees may be billed in arrears or advance. The Company had deferred revenue for services billed in advance of $81,000 and $273,000 as of December 31, 2009, and 2008, respectively.
The Company also earns incentive management fees under arrangements that entitle the Company to participate, on a fixed-percentage basis, in the net profits earned by certain of the private funds organized by the Company to which the Company acts as an investment advisor. The Company’s participation percentage is multiplied by the net profits earned by these managed companies to determine the amount of the incentive fee. If losses are incurred, the losses are netted against net profits before the Company is eligible to participate in any incentive fees. Incentive fees, if any, are calculated and paid on an annual basis. The Company recognizes incentive fee income at the conclusion of the performance period, when all contingencies are resolved. The Company recognized incentive fees of $1,256,000 and $518,000 for the years ended December 31, 2009 and 2008, respectively.
Cash equivalents and concentration of credit risk —The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents for purposes of reporting cash flows. The Company periodically maintains cash balances with financial institutions, which at times may exceed insured limits. Management believes that the use of quality financial institutions minimizes the risk of loss associated with cash and cash equivalents.
Investments in securities — The Company’s current portfolio of debt securities and its investment in a commingled stock fund are accounted for as available for sale investments. None of the Company’s investments are classified as trading or held to maturity. Available for sale investments are stated at fair value, and unrealized holding gains and losses, net of the related deferred tax effect, are reported as other comprehensive income.
Interest on debt securities is accrued based on the terms of the securities. Realized gains and losses, including loss from declines in value of specific securities determined by management to be other-than-temporary, are included in consolidated income. Realized gains and losses are determined on the basis of the specific securities sold.
Realized gains and losses for the investment in the commingled stock fund, including losses from declines in value that are determined by management to be other-than-temporary, are included in consolidated income. Realized gains or losses are determined on the basis of the sale of shares of the commingled stock fund or distributions received from the commingled stock fund.
Receivables and allowance for doubtful accounts — Accounts receivable are customer obligations due under normal trade terms. The Company reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. At December 31, 2009 and 2008, the Company did not believe an allowance for doubtful accounts was necessary based on the balances outstanding and its history of collections.

Titanium Asset Management Corp.
Notes to Consolidated Financial Statements (continued)
Property and equipment — Property and equipment is stated at cost or acquired values and depreciated on a straight-line basis over their estimated useful lives, which range from 2 to 5 years. Leasehold improvements are depreciated on a straight-line basis over the shorter of their estimated useful lives or the term of the lease. Property and equipment, net of accumulated depreciation, as of December 31, 2009 and 2008 were as follows:

	December 31,
	2009	2008

Equipment	$316,000	$245,000
Leasehold improvements	336,000	298,000

Total property and equipment	652,000	543,000
Accumulated depreciation	(225,000)	(87,000)

Net property and equipment	$427,000	$456,000

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
The Company tests the goodwill balance for impairment annually and between annual tests if circumstances would require it. For purposes of testing goodwill for impairment, the Company attributes all goodwill to a single reporting unit. We have aggregated all of our subsidiaries into a single reporting unit because they provide similar services to similar clients, operate in the same regulatory framework, and share similar economic characteristics. The Company’s shared sales force is organized to market the full range of the Company’s products and services.
The Company’s goodwill testing is a two-step process with the first step being a test for potential impairment by comparing the fair value of the reporting unit with its carrying amount (including goodwill). If the fair value of the reporting unit exceeds the carrying amount, then no impairment exists. If the carrying amount of the reporting unit exceeds the fair value, the Company completes the second step to measure the amount of the impairment, if any. The Company completes the annual test for impairment during its fourth quarter. (See note 5.)
Identifiable intangible assets are carried at amortized cost. Intangible assets with definite lives are amortized over their useful lives and amortization is computed using the straight line method over their expected useful lives. Long-lived assets are tested for recoverability whenever events of changes in circumstances indicate that their carrying amounts may not be recoverable. Impairment losses are recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value.
Advertising and promotional costs — The Company expenses all advertising and promotional costs as incurred. Advertising and promotional cost expense was approximately $402,000 and $283,000 for the years ended December 31, 2009 and 2008, respectively.
Operating leases — Operating lease payments are recognized as an expense on a straight-line basis over the lease term. Lease incentives received are deferred and recognized on a straight-line basis as a reduction of rental expense.
Share-based payments — Share-based payments to employees are measured at the fair value of the equity instruments at the grant date. The fair values of equity-settled share-based transactions are determined based on the current values of the Company’s common stock and the restrictions on the grants, including future service periods.

Titanium Asset Management Corp.
Notes to Consolidated Financial Statements (continued)
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
Income taxes — Income taxes are calculated using the liability method. The Company recognizes deferred tax assets and liabilities for both the expected impact of the differences between the financial statement and income tax bases of assets and liabilities, and for the expected future tax benefits to be derived from offsetting the net operating loss and tax credit carryforwards against taxable income, if any. The Company establishes a valuation allowance to reflect the likelihood of realization of deferred tax assets. Deferred tax assets are reduced, if necessary, by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.
The Company accounts for tax uncertainties based on a more likely than not recognition threshold whereby tax benefits are only recognized when the Company believes that they have a greater than 50% likelihood of being sustained upon examination by taxing authorities. The Company has evaluated all its other tax positions and determined that it had no uncertain income tax positions at December 31, 2009.
Earnings per share — The Company computes earnings per share (“EPS”) in accordance with the applicable standards, which require presentation of both basic and diluted EPS on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. In periods of net loss, all potentially dilutive common shares are excluded from the computation diluted EPS, as their inclusion would have an anti-dilutive effect.
Fair value measurements — The Company has adopted the provisions of the fair value accounting standard as more fully described in Note 12. The standard defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and establishes a hierarchy that prioritizes inputs to valuation techniques used to measure fair value and gives highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.
Investments measured and reported at fair value are classified and disclosed in one of the following categories based on the lowest level input that is significant to the fair value measurement in its entirety. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s classification within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.
The three levels of input are : Level 1 — quoted prices in active markets for identical assets or liabilities; Level 2 — observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; or Level 3 — unobservable inputs that are supported by little or no market activity and that are significant to the fair value of assets or liabilities. Level 3 assets and liabilities include financial instruments the value of which is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation.

Titanium Asset Management Corp.
Notes to Consolidated Financial Statements (continued)
Recent accounting pronouncements
     The following new accounting standards and amendments to standards first were adopted during 2009:
•	The Financial Accounting Standards Board (“FASB”) has issued revised standards concerning the accounting for business combinations that will require the expensing of acquisition costs incurred in future acquisitions and contingent consideration will be recorded at the acquisition date for future acquisitions.

•	The FASB has recently issued guidance for determining the useful life of intangible assets. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

•	In May 2009, the FASB issued a standard that provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. That standard requires public companies to evaluate subsequent events through the date that the financial statements are issued. The Company adopted this standard during the second quarter of 2009.
     The following new standards have been issued, but are not yet effective, and have not been early adopted:
•	A standard, which was issued by the FASB in June 2009, that requires entities to provide more information regarding sales of securitized financial assets and similar transactions. This standard, which is effective for fiscal years beginning after November 15, 2009, is not expected to have a significant impact on the Company’s consolidated financial statements.

•	A standard, which was issued by the FASB in June 2009, that modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The standard clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s performance. The standard requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity and also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. This standard, which is effective for fiscal years beginning after November 15, 2009, is not expected to have a significant impact on the Company’s consolidated financial statements.

•	A standard, which was issued by the FASB in 2009, that requires additional disclosures concerning transfers between level 1 and level 2 fair value measurements and separate information purchases, sales, issuances, and redemptions of items valued using unobservable inputs.

Titanium Asset Management Corp.
Notes to Consolidated Financial Statements (continued)
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

$33,164,000

Under terms of the acquisition agreement for Wood, based on Wood’s assets under management as of September 30, 2009, the Company paid the sellers in 2009 an additional $450,000 in cash and 179,976 shares of common stock with a fair value of $450,000.
At December 31, 2009, the remaining maximum payments that may be made under the acquisition agreement are $3,000,000, payable in cash and common stock. Based on our current expectations for assets under management and revenues, we estimate that approximately $995,000 will be due under the assets under management provision in 2011 and that no amount will be due under the revenue provisions.
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

$5,801,000

Titanium Asset Management Corp.
Notes to Consolidated Financial Statements (continued)
Pursuant to the terms of the acquisition agreement for Sovereign, the sellers were entitled to receive up to four additional payments totaling $5,000,000 based on both assets under management at September 30, 2009 and September 30, 2011 and revenues for the twelve months ended September 30, 2009 and September 30, 2010. During the fourth quarter of 2009, we terminated our employment relationship with the former principal owner of Sovereign. In connection with this termination, we filed a claim for breaches related to the Sovereign acquisition agreement and withheld payment of the deferred acquisition obligation that was due in November 2009. The former principal owner filed a counter claim against us for unpaid wages and breach of our obligations under the Sovereign acquisition agreement. As of March 29, 2010, we have reached tentative settlement that requires us to make one final payment of approximately $900,000 in cash in satisfaction of all of our remaining obligations under the Sovereign acquisition agreement.
Acquisition of NIS
On March 31, 2008, the Company completed the acquisition of all of the outstanding common stock of NIS. NIS is an asset management firm in the fixed-income and equity markets.
In consideration for the sale and purchase of the common stock of NIS, the sellers received $29,684,000 in cash and deferred payments of $645,000 in 2009 and $1,000,000 in 2010.
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
In consideration for the sale and purchase of the membership interests of Boyd, the sellers received $7,500,000 in cash, which was paid January 2, 2009, and 192,000 shares of common stock, with a fair value of $960,000 based on the closing price of the Company’s common stock on December 31, 2008, that will be issued to the sellers in 2011. The sellers could also receive up to an additional $8,000,000 in purchase price should Boyd meets specific revenue targets as of December 31, 2010. The additional deferred payment is payable 65% in cash and 35% in additional shares of common stock. Based on our current expectations for future revenues of Boyd, we expect the full $8,000,000 will be due in 2011.

Titanium Asset Management Corp.
Notes to Consolidated Financial Statements (continued)
The aggregate purchase price was approximately $8,857,000, including acquisition costs of $397,000. The following summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The estimated fair values are subject to change pending a final analysis of the total purchase price and the fair value of the assets acquired and the liabilities assumed. Goodwill from this transaction will be tax deductible.

Current assets	$785,000
Property and equipment	50,000
Goodwill	5,664,000
Intangible asset — customer relationships	2,821,000
Current liabilities	(463,000)

$8,857,000

Pro forma effect of acquisitions
The results of operations for acquired businesses are included in the consolidated results of operations of the Company subsequent to their respective dates of acquisition as follows: Wood — October 1, 2007, Sovereign — October 1, 2007, NIS — April 1, 2008, and Boyd — January 1, 2009.
The unaudited pro forma information below presents the results of operations as if the acquisitions of NIS and Boyd had occurred on January 1, 2008. The unaudited pro forma information is presented for informational purposes only and is not intended to represent or be indicative of the results of operations of the combined companies had these events occurred at the beginning of the periods presented nor is it indicative of future results. Because of the pro forma net losses for each of the periods, potentially dilutive securities have been excluded from the calculation of basic and diluted earnings per share as they would have an anti-dilutive effect.

Year ended December 31, 2008
Total revenue	$23,226,000
Net loss	$(7,124,000)
Net loss per share:
Basic	$(0.35)
Diluted	$(0.35)
Pro forma weighted average number of common shares outstanding:
Basic	20,598,318
Diluted	20,598,318

Titanium Asset Management Corp.
Notes to Consolidated Financial Statements (continued)
Note 4 — Investments
The Company’s current portfolio of debt securities and its investment in a commingled stock fund that was originated in 2008 and liquidated in 2009 are accounted for available for sale securities. The Company’s investment in an affiliate, which is an investment in the Titanium TALF Opportunity Fund, is accounted using the equity method of accounting because the company has significant influence over the management of the fund.
Current portfolio of debt securities

	Amortized cost	Unrealized gains	Unrealized losses	Fair value

December 31, 2009	$12,292,000	$259,000	$(2,000)	$12,549,000
December 31, 2008	$10,651,000	$50,000	$(18,000)	$10,683,000
Debt securities accounted for as available-for-sale and held at December 31, 2009 mature as flows:

	Amortized cost	Fair value

Within one year	$6,160,000	$6,379,000
After one year but within five years	$6,132,000	$6,170,000
During 2009, the Company sold $18,730,000 of investments from its debt security portfolio and, based on the specific identification of the cost basis, realized a net gain of $230,000. During 2008, the Company sold no investments. The following table provides a summary of the changes in and results of investment activities for the years ended December 31, 2009 and 2008.

	2009	2008
Available for sale securities:
Proceeds from sale	$18,730,000	$—
Gross realized gains on sales	329,000	—
Gross realized losses on sales	(99,000)	—
Unrealized gains and losses	257,000	(262,000)
Net gains (losses) reclassified out of accumulated other comprehensive income to earnings	32,000	—
Commingled stock fund
The Company’s investment in a commingled stock fund consisted of its investment in the Plurima Titanium U.S. Stock Fund, a sub-fund of the Dublin-based Plurima Funds mutual funds complex, to which Wood served as investment advisor. At December 31, 2008, the Company’s investment at fair value was $672,000, net of an unrealized loss in the fund of approximately $294,000, which reflected the losses in the underlying values of the equity securities in which the fund was invested, reflective of the general decline of the equity markets over the last half of 2008. Based on the Company’s ability and intent to hold this investment for a reasonable period of time sufficient for a recovery of fair value, the Company did not consider this investment to be other-than- temporarily impaired at December 31, 2008. In March 2009, the Company’s board of directors determined that additional investments from other parties into the Plurima Titanium U.S. Equity Fund were likely not to be forthcoming. As a result, it decided to liquidate its investment in the commingled stock fund. Based on this decision, the Company recognized a $381,000 impairment loss on this investment, including the previously unrecognized loss of $294,000 that was reclassified out of accumulated other comprehensive income into earnings. The Company subsequently liquidated its investment and received proceeds of $587,000 from Plurima in 2009.

Titanium Asset Management Corp.
Notes to Consolidated Financial Statements (continued)
Investment in Affiliate
During 2009, the Company organized the Titanium TALF Opportunity Fund, LLC (the “TALF Fund”), a limited liability company, principally for its clients to invest in securities participating in the Term Asset-Backed Securities Loan Facility (“TALF”) of the Federal Reserve Bank of New York. The Company is the managing member of the fund and serves as the investment manager for the TALF Fund for which it receives management fees. In addition, as of December 31, 2009, the Company’s investment in the TALF Fund represented approximately 6% of the total invested capital in the TALF Fund. Because the Company has an equity interest in the TALF Fund and has significant influence over the TALF Fund’s daily activities through its role as managing member and investment manager, the Company accounts for this investment using the equity method of accounting. The activity related to the Company’s investment in the TALF Fund for 2009 is as follows:

Initial investment	$2,000,000
Equity in income of affiliate	179,000

Investment in affiliate at year end	$2,179,000

Titanium Asset Management Corp.
Notes to Consolidated Financial Statements (continued)
Note 5 — Goodwill and intangible assets
The changes in goodwill for years ended December 31, 2008 and 2009 are as follows:

Goodwill at January 1, 2008	$21,987,000
NIS acquisition	7,091,000
Boyd acquisition	3,679,000

Goodwill at December 31, 2008	32,757,000
Adjustment to acquired Boyd assets and liabilities	267,000
Change in estimated values for acquired intangible assets of Boyd	1,679,000
Additional purchase consideration for Wood and Sovereign acquisitions	1,933,000
Impairment of goodwill	(8,489,000)

Goodwill at December 31, 2009	$28,147,000

Goodwill is tested annually for impairment in the fourth quarter of each year by comparing the fair value of the reporting unit to its carrying amount, including goodwill. For the testing as of December 31, 2009, we estimated fair value averaging fair value established using an income approach and fair value established using a market approach. The fair value from the income approach was weighted 75%, while the fair value from the market approach was weighted 25%. The weighting reflects that the market approach includes more mature asset management companies with greater scale than Titanium. Prior estimates were made using exclusively an income approach.
The income approach uses a discounted cash flow model that takes into account assumptions that marketplace participants would use in their estimates of fair value, current period actual results, and forecasted results for future periods that have been reviewed by senior management. In preparing our forecasts, we considered historical and projected growth rates, our business plans, prevailing business conditions and trends, anticipated needs for working capital and capital expenditures, and historical and expected levels and trends of operating profitability. Our estimates for net inflows of assets under management and market returns resulted in estimated revenue growth rates of approximately 10% per annum. These revenue estimates have been moderated significantly from prior forecasts based on our recent history. Cash flows beyond the five year forecast period were projected at 4% per annum. We used a weighted average cost of capital of 14.5% determined using the capital asset pricing model. In prior forecasts, we have used weighted average cost of capital rate of 12.0%. The adjustment to the weighted average cost of capital reflects an additional risk premium due to uncertainties related to the changes in management and the degree to which expected results of the real estate investment advisory services will impact the overall forecasted results.
The market approach employs market multiples for comparable companies. Fair value estimates are established using multiples of assets under management and current and forward multiples of revenue and earnings before income, taxes, depreciation and amortization (“EBITDA”).
Upon completion of the impairment test as of December 31, 2009, we concluded that the recorded goodwill was impaired and recorded an impairment charge of $3,642,000 in the fourth quarter of 2009, in addition to the prior impairment charge of $4,847,000 recorded in the third quarter of 2009.

Titanium Asset Management Corp.
Notes to Consolidated Financial Statements (continued)
The changes in intangibles assets for the years ended December 31, 2008 and 2009 were as follows:

Intangible assets at January 1, 2008	$15,340,000
NIS acquisition	23,089,000
Boyd acquisition	4,500,000
Amortization expense	(4,190,000)
Impairment (a)	(6,533,000)

Intangible assets at December 31, 2008	32,206,000
Change in estimated values for acquired intangible assets of Boyd (b)	(1,679,000)
Amortization expense	(4,078,000)
Impairment (c)	(1,529,000)

Intangible assets at December 31, 2009	$24,920,000

(a)	As a result of the death of Wood’s founder in 2007, Wood lost several accounts primarily in the second quarter of 2008. The Company determined that the loss of these accounts impaired the original value of the Wood customer relationships and recorded an impairment charge of $1,478,000 in the second quarter of 2008.

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

(b)	The Company completed its valuation of the intangible assets acquired in the Boyd acquisition during the quarter ended June 30, 2009. As a result, the estimated amount assigned to the Boyd customer relationships intangible asset was reduced by $1,679,000 and the goodwill was increased by the same amount. In connection with the completion of the valuation, the originally estimated amortizable life of for the Boyd customer relationship asset was reduced based on the historical attrition rates of the customer base.

(c)	During the third and fourth quarters of 2009, Sovereign lost accounts connected with one retail broker and several other large separate accounts. As a result of these client losses, the Company reassessed the recoverability of the Sovereign intangible assets and determined that the remaining carrying amount of these assets had been impaired. The Company recognized an impairment charge of $1,529,000 to write off the remaining carrying amount for these assets.

Titanium Asset Management Corp.
Notes to Consolidated Financial Statements (continued)
Identifiable intangible assets, net of amortization at December 31, 2009 and 2008, were as follows:

	December 31, 2009			December 31, 2008
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
			(in thousands)
Wood customer relationships	$12,026	$9,909	$2,117	$12,026	$8,850	$3,176
Wood brand	444	249	195	444	139	305
Sovereign customer relationships	—	—	—	2,665	966	1,699
Sovereign non-compete agreement	—	—	—	833	347	486
Sovereign brand	—	—	—	181	76	105
NIS client referral relationship	23,089	2,695	20,394	23,089	1,154	21,935
Boyd customer relationships	2,821	607	2,214	4,500	—	4,500

Totals	$38,380	$13,460	$24,920	$43,738	$11,532	$32,206

The Company has reassessed the remaining useful lives of these assets in connection with the recoverability assessments. Amortization is based on the following estimated remaining useful lives: Wood intangible assets — 1-2 years, NIS client referral relationship asset — 13 years, and Boyd customer relationships asset — 2-4 years.
The estimated annual amortization expense for each of the next five years is as follows:

Year	Amount

2010	$3,316,000
2011	3,288,000
2012	2,040,000
2013	2,040,000
2014	1,539,000
Note 6 — Stockholders’ equity
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

Titanium Asset Management Corp.
Notes to Consolidated Financial Statements (continued)
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
With the completion of the Wood, Sovereign, and NIS acquisitions, the Company met the investment requirements related to the units, thereby relieving the Company of any further obligation to repurchase common stock issued as part of the units. As a result, the Company reclassified the $55,587,000 balance of its common stock, subject to possible conversion, to additional paid-in capital. The remaining funds from the private placement were released from the trust account at that time as well.
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
During December 2008 and January 2009, the Company made common stock grants to certain employees that were compensatory because the grants vest based on continuing employment. These compensatory common stock grants include allocations of 55,322 shares of common stock held by TIP that were allocated to certain employees during January 2009 and which vest June 21, 2010. The compensatory common stock grants also include 58,000 shares of common stock granted to certain employees of Boyd in connection with the acquisition of Boyd, which vest based on continuing employment through December 31, 2009. The aggregate fair value of these shares of common stock at their respective grant dates was $503,000. The Company recognized $420,000 of compensation expense related to these grants during 2009 and at December 31, 2009 there was $83,000 of unrecognized compensation expense related to the non-vested common stock grants.
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

Titanium Asset Management Corp.
Notes to Consolidated Financial Statements (continued)
Note 7 — Comprehensive Loss
Comprehensive loss for the years ended December 31, 2009 and 2008, respectively, are as follows:

	Year ended December 31,
	2009	2008

Net loss	$(21,169,000)	$(7,040,000)
Unrealized gain (loss), net of tax	335,000	(163,000)

Comprehensive loss	$(20,834,000)	$(7,203,000)

Note 8 — Income taxes
The components of the income tax provision (benefit) are as follows:

	Year ended December 31,
	2009	2008

Current -
Federal	$—	$(464,000)
Deferred
Federal	(5,193,000)	(3,055,000)
State	(1,064,000)	(768,000)

	(6,257,000)	(3,823,000)
Increase in valuation allowance	10,273,000	—

	4,016,000	(3,823,000)

Income tax expense (benefit)	$4,016,000	$(4,287,000)

The following is a reconciliation between the expected income tax expense (benefit) using the federal statutory tax rate (34%) and the income tax expense (benefit).

	Year ended December 31,
	2009	2008

Income tax benefit at federal statutory rate	$(5,832,000)	$(3,851,000)
State income taxes, net of federal tax benefit	(738,000)	(507,000)
Other	313,000	71,000
Increase in valuation allowance	10,273,000	—

Income tax benefit	$4,016,000	$(4,287,000)

Titanium Asset Management Corp.
Notes to Consolidated Financial Statements (continued)
The Company’s deferred tax assets and liabilities relate to the following temporary differences between financial accounting and tax bases as follows:

	December 31,
	2009	2008

Net operating loss carryforwards	$4,097,000	$1,329,000
Goodwill and intangible assets	6,122,000	2,779,000
Other	54,000	94,000

Total deferred tax assets	10,273,000	4,202,000
Valuation allowance	(10,273,000)	—

Net deferred tax assets	$—	$4,202,000

At December 31, 2009, the Company had a federal net operating loss carryforwards of approximately $10,636,000 that expire in 2028 and 2029 and state net operating loss carryforwards totaling approximately $10,233,000 that expire between 2023 and 2029.
In assessing the realizability of the Company’s deferred tax assets, we consider all relevant positive and negative evidence in determining whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of the gross deferred tax assets depends on several factors, including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. Pursuant to FASB guidance, a cumulative loss in recent years is a significant piece of negative evidence to be considered in evaluating the need for a valuation allowance that is difficult to overcome. Based on the pretax losses in 2008 and 2009, we determined that it was no longer appropriate to consider expected future income as the primary factor in determining the realizability of our deferred tax assets. As a result, the Company recognized a deferred income tax charge of $10,273,000 to establish a full valuation allowance against the deferred tax assets as of December 31, 2009.

Titanium Asset Management Corp.
Notes to Consolidated Financial Statements (continued)
Note 9 — Earnings per Share
Basic earnings per share (“EPS”) is computed by dividing net income or loss by the weighted average shares of common stock outstanding. In addition, in periods following the acquisition of Boyd, basic weighted average shares include 192,000 shares of common stock to be issued to the sellers of Boyd in 2011, except under certain circumstances described in the Boyd acquisition agreement. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period. Dilutive potential shares of common stock include the incremental shares of common stock issuable upon the exercise of the outstanding warrants computed using the treasury stock method, incremental shares of common stock issuable upon the exercise of the outstanding unit options computed using the treasury stock method, and the incremental shares of common stock issued under the compensatory common stock grants computed using the treasury stock method. For 2009, outstanding warrants and unit options are excluded because they are antidilutive. For 2009 and 2008, the 612,716 shares of restricted common stock have been excluded from the computation of diluted weighted average shares because their conversion terms require the ten day average share price of the common stock to exceed $6.90 per share.
The computation of basic and diluted EPS is as follows:

	Year ended December 31,
	2009	2008

Basic EPS:
Net loss	$(21,169,000)	$(7,040,000)

Weighted average shares of common stock outstanding	20,344,382	20,406,318
Shares of common stock to be issued in Boyd acquisition	192,000	—

Basic weighted average shares of common stock outstanding	20,536,382	20,406,318

Basic EPS	$(1.03)	$(0.34)

Diluted EPS:
Net loss	$(21,169,000)	$(7,040,000)

Basic weighted average shares of common stock outstanding	20,536,382	20,406,318
Shares of common stock issuable under warrants	—	5,556,308
Shares of common stock issuable under unit options	—	172,422
Shares of common stock under compensatory common stock grants	88,352	—

Diluted weighted average shares of common stock outstanding	20,624,734	26,135,048

Diluted EPS	$(1.03)	$(0.34)

The diluted weighted average shares amount for the years ended December 31, 2009 and 2008 are provided for informational purposes, as the net loss for these periods causes basic earnings per share to be the most dilutive.
Note 10 — Major customer
NIS has a referral arrangement with Attalus Capital, L.L.C. (“Attalus”), under which NIS assists Attalus by referring investors and providing advice on potential investment issues, providing support in the preparation of marketing and reporting materials, and assisting in marketing presentations. In consideration of these services, NIS receives referral fees based on contractually defined rates. The fees are paid quarterly in arrears based on the amount of assets under management of the clients referred to Attalus under this arrangement. The fees under this arrangement were $2,271,000 and $1,799,000 for 2009 and 2008, respectively.

Titanium Asset Management Corp.
Notes to Consolidated Financial Statements (continued)
Note 11 — Retirement Plans
The Company, through each of its subsidiaries, sponsors defined contribution plans covering substantially all employees. The Company contributed approximately $271,000 and $66,000 in matching funds for the years ended December 31, 2009 and 2008, respectively. The NIS plan also provides a discretionary component whereby NIS can make an additional contribution to the plan that is allocated based on the compensation of eligible employees. The discretionary contribution for 2009 and 2008 were $400,000 and $272,000, respectively.
Note 12 — Fair Value Disclosures
Under the FASB’s fair value requirements, the fair values for assets and liabilities are to be disclosed based on three levels of input: Level 1 — quoted prices in active markets for identical assets or liabilities; Level 2 — observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; or Level 3 — unobservable inputs that are supported by little or no market activity and that are significant to the fair value of assets or liabilities. Level 3 assets and liabilities include financial instruments the value of which is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation.
The Company measures the following assets at fair values on a recurring basis:

	Category used for Fair Values
	Level 1	Level 2	Level 3

Assets at December 31, 2009
Cash and cash equivalents	$4,773,000	$—	$—
Current securities available for sale — Debt securities	—	12,549,000	—
Noncurrent investment — Investment in equity investee	—	2,179,000	—

	$4,773,000	$14,728,000	$—

Assets at December 31, 2008
Cash and cash equivalents	$18,753,000	$—	$—
Current securities available for sale — Debt securities	—	10,683,000	—
Noncurrent investment — Commingled stock fund	672,000	—	—

	$19,425,000	$10,683,000	$—

In completing the impairment assessments for its goodwill and other intangible assets, the Company must use unobservable inputs (level 3) that are supported by little or no market activity and that are significant to the fair values of these assets. The description for these fair value estimates and the impairment charges recognized during 2009 are discussed in Note 5.

Titanium Asset Management Corp.
Notes to Consolidated Financial Statements (continued)
Note 13 — Commitments and Contingencies
The Company leases certain corporate offices, office equipment and computer software under lease agreements with terms up to five years with options to renew for additional periods, and requirements for the Company to pay property taxes, insurance and maintenance. Rent expense was $1,166,000 and $900,000 for the years ended December 31, 2009 and 2008, respectively. The following is a schedule by year of the future minimum lease payments due under agreements with terms extending beyond one year:

Year ending
December 31,	Amount
2010	$902,000
2011	666,000
2012	611,000
2013	528,000
2014	538,000
Thereafter	1,862,000
On February 10, 2010, a former client of Sovereign filed suit in the United States District Court for the Northern District of Illinois against the Company and Sovereign, alleging fraudulent conduct and breach of fiduciary duty on the part of Sovereign in investing its assets in auction-rate securities. The claim alleges, among other things, that Sovereign failed to conduct adequate due diligence into the auction rate securities purchased for its account, and that the investment in the auction rate securities was outside its investment policy. The suit seeks $4,704,000 in damages. Management believes the claim is covered by insurance, subject to the payment of deductible amounts by the Company. While management believes the claim is without merit and intends to defend vigorously against this action, there can be no assurance that the ultimate outcome of the lawsuit will be favorable to the Company or that the defense of the suit or its outcome will not have a material adverse effect on the Company’s business or financial results of operation.
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

Titanium Asset Management Corp.
Notes to Consolidated Financial Statements (continued)
Note 14 — Reclassification of Certain Expenses
During fourth quarter of 2009, the Company determined that it had inappropriately netted certain costs against revenues that should have been reported as administrative expenses. The costs relate to certain third party distribution fees and sub-advisory fees that are incurred in connection with services provided to certain clients or for certain investment strategies. Because we are primarily responsible for the services provided to the clients in these particular transactions, the Company determined it should report the gross revenues and the costs as additional administrative expenses. The reclassification of these costs had no impact on previously reported operating losses, net losses, or cash flows.
The Company assessed the materiality of these reclassifications in accordance with SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” and determined that the classification errors were immaterial to the previously reported amounts contained in periodic reports. The effects of these immaterial reclassifications are summarized by quarter in the following table.

	Revenues		Administrative expenses
	As reported	As revised	As reported	As revised

2009
Quarter ended March 31, 2009	$4,896,000	$5,163,000	$6,017,000	$6,284,000
Quarter ended June 30, 2009	4,944,000	5,132,000	6,109,000	6,297,000
Quarter ended September 30, 2009	5,047,000	5,335,000	5,737,000	6,025,000

2008
Quarter ended March 31, 2008	$2,220,000	$2,220,000	$1,893,000	$1,893,000
Quarter ended June 30, 2008	4,486,000	4,526,000	4,095,000	4,135000
Quarter ended September 30, 2008	3,886,000	3,969,000	4,913,000	4,996,000
Quarter ended December 31, 2008	4,083,000	4,526,000	5,382,000	5,825,000

Year ended December 31, 2008	$14,675,000	$15,241,000	$16,283,000	$16,849,000

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Exchange Act required by Exchange Act Rules 13a-15(b) or 15d-15(b)), our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and include controls and procedures designated to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
     During the fourth quarter, we made the following changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting: We implemented a new accounting system that is used for the Company and all of its subsidiaries. The new system has allowed us to integrate accounting operations and provides improved consistency in the processing of transactions and financial reporting.
Report of Management on Internal Control over Financial Reporting
     The management of Titanium Asset Management Corp. is responsible for establishing and maintaining adequate internal control over the Company’s financial reporting. The Company’s internal controls were designed to provide reasonable assurance to its management and Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial statement preparation and presentation.
     We evaluated the effectiveness of internal control over financial reporting as of December 31, 2009 in relation to criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.
     This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Our report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION
     Pursuant to the terms of our certificate of incorporation and bylaws, Clal has the exclusive right at any time to vote as a separate class and elect up to six individuals to serve on our Board of Directors. Pursuant to a written consent in lieu of a special meeting of stockholders, on November 1, 2009 and December 6, 2009, respectively, Clal elected a fourth and fifth individual, Ron Braverman and Tal Raz, respectively, to serve on the Board of Directors. All of our directors prior to the election of Messrs. Braverman and Raz by Clal continued in office following their election. Subsequent to the fourth quarter, effective as of February 8, 2010, the independent and executive directors of the Board of Directors approved the appointment of Ron Braverman as an independent director.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The information required by this item with respect to our executive officers is set forth in Part I of this Annual Report on Form 10-K and is incorporated by reference. The information required by this item with respect to our directors, our Audit Committee and its members, and audit committee financial expert is incorporated by reference from our definitive proxy statement for the 2010 Annual Meeting of Stockholders under the caption “Proposal One—Election of Directors.” The information required by this item with respect to compliance with Section 16(a) of the Exchange Act is incorporated by reference from our definitive proxy statement for the 2010 Annual Meeting of Stockholders under the caption “Stock Ownership—Section 16(a) Beneficial Ownership Reporting Compliance.”
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
     The information required by this item is incorporated by reference from our definitive proxy statement for the 2010 Annual Meeting of Stockholders under the caption “Compensation of the Named Executive Officers and Directors.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by this item with respect to the security ownership of certain beneficial owners and the security ownership of management is incorporated by reference from our definitive proxy statement for the 2010 Annual Meeting of Stockholders under the caption “Stock Ownership—Beneficial Ownership of Certain Stockholders, Directors and Executive Officers.”
Equity Compensation Plan Information
     The following table sets forth, as of December 31, 2009, information with respect to our compensation arrangements:

Number of
Securities
Remaining Available
	Number of			for Future Issuance
	Securities to be			under Equity
	Issued upon		Weighted-average	Compensation Plans
	Exercise of		Exercise Price of	(Excluding
	Outstanding		Outstanding	Securities
	Options, Warrants		Options, Warrants	Reflected in the
Plan Category	and Rights		and Rights	First Column)

Equity compensation plans approved by security holders	—		—	—
Equity compensation plans not approved by security holders	4,000,000	(1)	$5.30	124,662	(2)
Total	4,000,000		$5.30	124,662

(1)	Consists of currently exercisable unit purchase options (referred to as UPOs) to purchase 2,000,000 units, i.e., 2,000,000 shares of Common Stock at an exercise price of $6.60 and 2,000,000 Warrants, which are exercisable for $4.00 per share of Common Stock granted to certain officers, directors and employees of Sunrise Securities Corp., or Sunrise, and a Sunrise charitable foundation as partial compensation for Sunrise’s services as placement agent for our private placement, not part of an ongoing plan. Each UPO expires on June 20, 2012. If, however, a UPO is exercised later than June 22, 2011, then no Warrants will be issued and the exercise price will be reduced to $5.50 per Unit. The Warrants are non-callable.

(2)	Titanium Incentive Plan, LLC (referred to as TIP), a wholly owned subsidiary of ours, owns 306,358 shares of our Common Stock. TIP was created at the time of our organization to hold shares of our Common Stock for one-time awards to the employees of our acquired companies. It was not intended as a vehicle to provide additional on-going equity compensation to our employees. The shares of Common Stock held by TIP are held in escrow until June 21, 2010. Pursuant to individual share grant agreements, TIP allocated all of its shares to Wood and Sovereign employees around the time of our acquisitions in 2007. We amended and restated the terms of these share grant agreements effective as of July 15, 2008. Each grantee received a non-voting membership interest in TIP. At June 21, 2010, the grantee’s non-voting membership interest in TIP terminates and the grantee is entitled to an in-kind distribution of his or her allocated shares of our Common Stock. The shares are subject to forfeiture in the event that the grantee’s employment with us or any of our subsidiaries is terminated for any reason (other than death of the grantee), unless otherwise determined by our board of directors (or an authorized committee thereof). In the event of the grantee’s death, the beneficiary identified by the grantee shall have rights to receive the shares to which the grantee was entitled upon their release from escrow. During 2009, we allocated an additional 55,322 shares to certain employees pursuant to the same share grant terms and 82,973 shares previously allocated were forfeited due to employee terminations. At December 31, 2009, 124,662 shares of our Common Stock held by TIP were unallocated due to grantee terminations and available for future grants.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     The information required by this item with respect to certain relationships and related transactions is incorporated by reference from our definitive proxy statement for the 2010 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions.” The information required by this item with respect to director and committee member independence is incorporated by reference from our definitive proxy statement for the 2010 Annual Meeting of Stockholders under the caption “Proposal One—Election of Directors.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
     The information required by this item is incorporated by reference from our definitive proxy statement for the 2010 Annual Meeting of Stockholders under the caption “Ratification of the Appointment of Our Independent Registered Public Accounting Firm.”

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Annual Report on Form 10-K:
(1) Financial Statements:
•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2009 and 2008

•	Consolidated Statements of Operations for the Years Ended December 31, 2009 and 2008

•	Consolidated Statements of Changes in Stockholders’ Equity for the Years ended December 31, 2009 and 2008

•	Consolidated Statements of Cash Flows for Years Ended December 31, 2009 and 2008

•	Notes to Financial Statements
(2) Financial Statement Schedule:
     Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
(3) Exhibits:

Exhibit	Description
2.1	Sale and Purchase Agreement among Titanium Asset Management Corp., Wood Asset Management, Inc., and a number of individuals dated September 5, 2007 (1) (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

2.2	Sale and Purchase Agreement among Titanium Asset Management Corp., Sovereign Holdings, LLC and JARE, Inc. and its owners dated September 5, 2007 (1) (incorporated by reference to Exhibit 2.2 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

2.3	Stock Purchase Agreement by and among Titanium Asset Management Corp., National Investment Services, Inc., NIS Holdings, Inc., and the shareholders of NIS Holdings, Inc. dated February 28, 2008 (1) (incorporated by reference to Exhibit 2.3 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

2.4	Membership Interest Purchase Agreement, dated as of November 7, 2008, by and among Titanium Asset Management Corp., BWAM Holdings, LLC, Boyd Watterson Asset Management, LLC, the common members of BWAM Holdings, LLC and, for limited purposes, the preferred members of BWAM Holdings, LLC. (1) (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 5, 2009, File No. 000-53352)

Exhibit	Description
2.5	Amendment No. 1 to Membership Interest Purchase Agreement, dated as of December 30, 2008, among Titanium Asset Management Corp., Boyd Watterson Asset Management, LLC and Mr. Michael E. Bee, acting in his capacity as the agent and attorney in fact with the authority to act on behalf of BWAM Holdings, LLC, the common members of BWAM Holdings, LLC and, for limited purposes, the preferred members of BWAM Holdings, LLC (incorporated by reference to Exhibit 2.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 5, 2009, File No. 000-53352)

3.1	Amended and Restated Certificate of Incorporation of Titanium Asset Management Corp. (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

3.2	Amendment to Amended and Restated Certificate of Incorporation of Titanium Asset Management Corp. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

3.3	Bylaws of Titanium Asset Management Corp. (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.1	Form of Common Stock Share Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.2	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.3	Warrant Deed dated as of June 21, 2007 between Titanium Asset Management Corp. and Capita Registrars (Jersey) Limited (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.4	Registration Rights Agreement between Titanium Asset Management Corp. and the parties on the signature pages thereto dated June 21, 2007 (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.5	Investor Rights Agreement between Titanium Asset Management Corp., Sunrise Securities Corp. and Seymour Pierce Limited dated June 21, 2007 (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.6	Form of Unit Purchase Option between Titanium Asset Management Corp. and certain Employees and Affiliates of Sunrise Securities Corp. (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

Exhibit	Description
4.7	Share Escrow Agreement dated as of June 21, 2007 by and among Titanium Asset Management Corp., Founding Stockholders and Capita Trust Company (Jersey) Limited (1) (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.8	Form of Lock In Deed for Individuals (incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.9	Form of Lock In Deed for Entities (incorporated by reference to Exhibit 4.9 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.10	Form of Lock In Deed for Acquisitions (incorporated by reference to Exhibit 4.10 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.1 †	Letter Agreement between Thomas Hamilton and Titanium Asset Management Corp. dated November 12, 2007, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Amendment No. 1 to Form 10 filed with the Securities and Exchange Commission on September 15, 2008, File No. 000-53352)

10.2	Amended and Restated Fee Arrangement Agreement between Titanium Asset Management Corp. and Integra Management Limited dated July 22, 2008 (1) (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.3 †	Employment Agreement between Nigel Wightman and Titanium Asset Management Corp. dated September 5, 2007 (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.4 †	Employment Agreement between Jeffrey Hines and Sovereign Holdings LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.5 †	Employment Agreement between John Fisher and Wood Asset Management, Inc. dated June 9, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.6 †	Employment Agreement between Robert Kelly and National Investment Services, Inc. (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.7 †	Employment Agreement between Robert Brooks and National Investment Services, Inc. (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

Exhibit	Description
10.8 †	Employment Agreement between Robert J. Siefert and National Investment Services, Inc. (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.9 †	Letter of Appointment to the Board of Directors between Yehoshua Abramovich and Titanium Asset Management Corp. dated July 17, 2007 (1) (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.10 †	Letter of Appointment to the Board of Directors between Avigdor Kaplan and Titanium Asset Management Corp. dated July 17, 2007 (1) (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.11	Indemnification Agreement dated July 17, 2007 by and between Titanium Asset Management Corp. and Yehoshua Abramovich (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.12	Indemnification Agreement dated July 17, 2007 by and between Titanium Asset Management Corp. and Avigdor Kaplan (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.13	Amended and Restated Investment Sub-Advisory Agreement dated February 13, 2006 by and between Attalus Capital, L.L.C. and National Investment Services Inc. (1) (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.14	Referral Letter Agreement dated December 1, 2006 between Attalus Capital, L.L.C. and National Investment Services Inc. (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.15 †	Titanium Asset Management Corp. Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.16 †	Titanium Incentive Plan LLC Operating Agreement (1) (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.17 †	Amendment to Titanium Incentive Plan LLC Operating Agreement (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.18 †	Titanium Incentive Plan LLC Form of Grant Agreement (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

Exhibit	Description
10.19	Business Note between National Investment Services, Inc. and Park Bank dated September 22, 2004 (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.20 †	Oral Agreements regarding Director Compensation (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.21	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.21 to the Registrant’s Amendment No. 1 to Form 10 filed with the Securities and Exchange Commission on September 15, 2008, File No. 000-53352)

10.22†	Employment Agreement between Brian L. Gevry and Boyd Watterson Asset Management, LLC dated November 7, 2008 (incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2009, File No. 000-53352)

10.23	Indemnification Agreement dated July 1, 2009 by and between Titanium Asset Management Corp. and Shy Talmon (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the Securities and Exchange Commission on August 11, 2009, File No. 000-53352)

10.24	Referral Arrangement Letter Agreement dated July 1, 2009 between Attalus Capital, L.P. and National Investment Services, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the Securities and Exchange Commission on August 11, 2009, File No. 000-53352)

10.25†	Amended Employment Agreement between Robert J. Siefert and National Investment Services, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed with the Securities and Exchange Commission on November 11, 2009, File No. 000-53352)

10.26	Indemnification Agreement dated November 3, 2009 between Titanium Asset Management Corp. and Ron Braverman. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed with the Securities and Exchange Commission on November 11, 2009, File No. 000-53352)

10.27 †	Compromise Agreement between Nigel Wightman and Titanium Asset Management Corp. dated March 18, 2010.

21.1	Subsidiaries of Titanium Asset Management Corp.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit	Description
32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Certain schedules and exhibits have been omitted from these exhibits pursuant to Item 601(b)(2) of Regulation S K. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Commission.

†	indicates management contract or compensatory arrangement.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
     Dated: March 31, 2010

TITANIUM ASSET MANAGEMENT CORP.
By:	/s/ Robert Brooks
	Name:	Robert Brooks
	Title:	Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Capacity	Date

	Chief Executive Officer	March 31, 2010
/s/ Robert Brooks Robert Brooks	(Principal Executive Officer)

	Chief Financial Officer	March 31, 2010
/s/ Jonathan Hoenecke Jonathan Hoenecke	(Principal Financial Officer and Principal Accounting Officer)

/s/ Robert Kelly Robert Kelly	Co-Chairman	March 31, 2010

/s/ Tal Raz Tal Raz	Co-Chairman	March 31, 2010

/s/ Emmanuel Gill Emmanuel Gill	Vice Chairman	March 31, 2010

/s/ Avigdor Kaplan Avigdor Kaplan	Director	March 31, 2010

/s/ Shy Talmon Shy Talmon	Director	March 31, 2010

/s/ Yoram Naveh Yoram Naveh	Director	March 31, 2010

/s/ T. Raymond Suplee T. Raymond Suplee	Director	March 31, 2010

/s/ Thomas Hamilton Thomas Hamilton	Director	March 31, 2010

/s/ Ron Braverman Ron Braverman	Director	March 31, 2010

/s/ John Fisher John Fisher	Director	March 31, 2010

EXHIBIT INDEX

Exhibit	Description
2.1	Sale and Purchase Agreement among Titanium Asset Management Corp., Wood Asset Management, Inc., and a number of individuals dated September 5, 2007 (1) (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

2.2	Sale and Purchase Agreement among Titanium Asset Management Corp., Sovereign Holdings, LLC and JARE, Inc. and its owners dated September 5, 2007 (1) (incorporated by reference to Exhibit 2.2 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

2.3	Stock Purchase Agreement by and among Titanium Asset Management Corp., National Investment Services, Inc., NIS Holdings, Inc., and the shareholders of NIS Holdings, Inc. dated February 28, 2008 (1) (incorporated by reference to Exhibit 2.3 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

2.4	Membership Interest Purchase Agreement, dated as of November 7, 2008, by and among Titanium Asset Management Corp., BWAM Holdings, LLC, Boyd Watterson Asset Management, LLC, the common members of BWAM Holdings, LLC and, for limited purposes, the preferred members of BWAM Holdings, LLC. (1) (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 5, 2009, File No. 000-53352)

2.5	Amendment No. 1 to Membership Interest Purchase Agreement, dated as of December 30, 2008, among Titanium Asset Management Corp., Boyd Watterson Asset Management, LLC and Mr. Michael E. Bee, acting in his capacity as the agent and attorney in fact with the authority to act on behalf of BWAM Holdings, LLC, the common members of BWAM Holdings, LLC and, for limited purposes, the preferred members of BWAM Holdings, LLC (incorporated by reference to Exhibit 2.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 5, 2009, File No. 000-53352)

3.1	Amended and Restated Certificate of Incorporation of Titanium Asset Management Corp. (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

3.2	Amendment to Amended and Restated Certificate of Incorporation of Titanium Asset Management Corp. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

3.3	Bylaws of Titanium Asset Management Corp. (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.1	Form of Common Stock Share Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.2	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

Exhibit	Description
4.3	Warrant Deed dated as of June 21, 2007 between Titanium Asset Management Corp. and Capita Registrars (Jersey) Limited (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.4	Registration Rights Agreement between Titanium Asset Management Corp. and the parties on the signature pages thereto dated June 21, 2007 (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.5	Investor Rights Agreement between Titanium Asset Management Corp., Sunrise Securities Corp. and Seymour Pierce Limited dated June 21, 2007 (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.6	Form of Unit Purchase Option between Titanium Asset Management Corp. and certain Employees and Affiliates of Sunrise Securities Corp. (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.7	Share Escrow Agreement dated as of June 21, 2007 by and among Titanium Asset Management Corp., Founding Stockholders and Capita Trust Company (Jersey) Limited (1) (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.8	Form of Lock In Deed for Individuals (incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.9	Form of Lock In Deed for Entities (incorporated by reference to Exhibit 4.9 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.10	Form of Lock In Deed for Acquisitions (incorporated by reference to Exhibit 4.10 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.1 †	Letter Agreement between Thomas Hamilton and Titanium Asset Management Corp. dated November 12, 2007, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Amendment No. 1 to Form 10 filed with the Securities and Exchange Commission on September 15, 2008, File No. 000-53352)

10.2	Amended and Restated Fee Arrangement Agreement between Titanium Asset Management Corp. and Integra Management Limited dated July 22, 2008 (1) (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

Exhibit	Description
10.3 †	Employment Agreement between Nigel Wightman and Titanium Asset Management Corp. dated September 5, 2007 (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.4 †	Employment Agreement between Jeffrey Hines and Sovereign Holdings LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.5 †	Employment Agreement between John Fisher and Wood Asset Management, Inc. dated June 9, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.6 †	Employment Agreement between Robert Kelly and National Investment Services, Inc. (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.7 †	Employment Agreement between Robert Brooks and National Investment Services, Inc. (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.8 †	Employment Agreement between Robert J. Siefert and National Investment Services, Inc. (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.9 †	Letter of Appointment to the Board of Directors between Yehoshua Abramovich and Titanium Asset Management Corp. dated July 17, 2007 (1) (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.10 †	Letter of Appointment to the Board of Directors between Avigdor Kaplan and Titanium Asset Management Corp. dated July 17, 2007 (1) (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.11	Indemnification Agreement dated July 17, 2007 by and between Titanium Asset Management Corp. and Yehoshua Abramovich (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.12	Indemnification Agreement dated July 17, 2007 by and between Titanium Asset Management Corp. and Avigdor Kaplan (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.13	Amended and Restated Investment Sub-Advisory Agreement dated February 13, 2006 by and between Attalus Capital, L.L.C. and National Investment Services Inc. (1) (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

Exhibit	Description
10.14	Referral Letter Agreement dated December 1, 2006 between Attalus Capital, L.L.C. and National Investment Services Inc. (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.15 †	Titanium Asset Management Corp. Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.16 †	Titanium Incentive Plan LLC Operating Agreement (1) (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.17 †	Amendment to Titanium Incentive Plan LLC Operating Agreement (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.18 †	Titanium Incentive Plan LLC Form of Grant Agreement (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.19	Business Note between National Investment Services, Inc. and Park Bank dated September 22, 2004 (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.20 †	Oral Agreements regarding Director Compensation (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.21	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.21 to the Registrant’s Amendment No. 1 to Form 10 filed with the Securities and Exchange Commission on September 15, 2008, File No. 000-53352)

10.22†	Employment Agreement between Brian L. Gevry and Boyd Watterson Asset Management, LLC dated November 7, 2008 (incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2009, File No. 000-53352)

10.23	Indemnification Agreement dated July 1, 2009 by and between Titanium Asset Management Corp. and Shy Talmon (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the Securities and Exchange Commission on August 11, 2009, File No. 000-53352)

10.24	Referral Arrangement Letter Agreement dated July 1, 2009 between Attalus Capital, L.P. and National Investment Services, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the Securities and Exchange Commission on August 11, 2009, File No. 000-53352)

Exhibit	Description
10.25†	Amended Employment Agreement between Robert J. Siefert and National Investment Services, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed with the Securities and Exchange Commission on November 11, 2009, File No. 000-53352)

10.26	Indemnification Agreement dated November 3, 2009 between Titanium Asset Management Corp. and Ron Braverman. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed with the Securities and Exchange Commission on November 11, 2009, File No. 000-53352)

10.27 †	Compromise Agreement between Nigel Wightman and Titanium Asset Management Corp. dated March 18, 2010.

21.1	Subsidiaries of Titanium Asset Management Corp.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Certain schedules and exhibits have been omitted from these exhibits pursuant to Item 601(b)(2) of Regulation S K. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Commission.

†	indicates management contract or compensatory arrangement.