Form 10-K/A
period 2009-12-31
Titanium Asset Management Corp
filed 2010-04-30
CIK 1407161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

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
DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE
     On March 31, 2010, the undersigned registrant filed its Annual Report on Form 10-K for the year ended December 31, 2009. The registrant hereby amends the original Annual Report on Form 10-K by amending and restating Part III and Part IV of the Form 10-K in their entirety to provide the information that the registrant indicated it would incorporate by reference from its Proxy Statement for the 2010 Annual Meeting of the Shareholders.
     This Amendment No. 1 to the Annual Report on Form 10-K/A does not reflect events occurring after the filing of the original Annual Report on Form 10-K and, other than amending and restating Part III and Part IV, does not modify or update the disclosures in the original Annual Report on Form 10-K in any way.
     Capitalized terms used in this Amendment No. 1 to the Annual Report on Form 10-K/A but not otherwise defined herein are defined as set forth in the original Annual Report on Form 10-K.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Board of Directors
     Set forth below is certain information concerning the current Directors of the Company. Once elected, a director serves for a one-year term or until his successor has been duly appointed, or until his death, resignation or removal. In addition to the information presented below regarding each Director’s specific experience, qualifications, attributes and skills, we also believe that each Director has a reputation for integrity, honesty and adherence to high ethical standards. Each Director has demonstrated business acumen and an ability to exercise sound judgment, as well as a commitment of service to the Company and the Board of Directors, and each Director takes a conservative and thoughtful approach to addressing issues facing the Company. The combination of skills and attributes identified herein led to the conclusion that each of the Directors should serve as a director.
     None of the current Directors hold, or have held in the past five years, a directorship with a company registered under the Exchange Act other than the Company or any registered investment company.
     Robert Kelly, 65, has served as a director since March 31, 2008. He was appointed as our co-Chairman on February 8, 2010. Previously he was appointed as our Vice Chairman on July 14, 2008. He is a founder of NIS and was appointed as its Chairman and Chief Executive Officer in 1993. Before founding NIS, he worked at National Investment Services of America, Inc. from 1990 to 1994. Prior to that, Mr. Kelly was president of Kelly & Associates, Inc., which provided administrative services to pension and health plans until its sale in 1990. Mr. Kelly serves on the management committee of Boyd. Mr. Kelly is a past president of the Society of Professional Benefit Administrators and a served as a director of the International Foundation of Employee Benefit Plans for 20 years. Mr. Kelly has also served as vice chairman of Saint Mary’s University of Minnesota. Mr. Kelly attended the University of Notre Dame and Florida Atlantic University.
     Tal Raz, 48, has served as a director since December 6, 2009. Mr. Raz was appointed as our Co-Chairman on February 8, 2010. Mr. Raz is currently Chief Executive Officer of Clal, a publicly traded financial institution in Israel that is an affiliate of the Company. From 2005 to 2009, Mr. Raz served as Chief Financial Officer for Cellcom Israel Ltd and from 2002 to 2005, Mr Raz served as Chief Financial Officer of Elron Electronic Industries Ltd. From 1997 to 2001 Mr. Raz served as the President and Chief Executive Officer of Elbit Ltd.
     Emmanuel Gill, 70, has served as a director since February 8, 2010. He was appointed as our Vice Chairman on February 8, 2010. Mr. Gill has been President and Chief Executive Officer of Gilbridge Holdings Ltd. since 1999. Gilbridge Holdings Ltd. is a private company which invests in Israeli based businesses and assists them in developing their the United States market. Mr. Gill currently is an investor in and director of LivePerson, Inc., an investor in and Chairman of the Board of Bioview Ltd ., and an investor in and a director of ADI Video Technologies. Between 1979 and 1999, Mr. Gill was President and Chief Executive Officer of Elbit Ltd., an Israeli

manufacturer of electronics for the defense, communications and medical imaging industries. In 1996, Elbit completed a strategic spin-off, forming three separate publicly-traded companies, and Mr. Gill remained Chairman of each of the Elbit spin-offs until forming Gilbridge in 1999. Mr. Gill received a B.S. from the Technion, Israel Institute of Technology.
     Robert Brooks, 55, has served as a director since February 8, 2010. He was appointed as our Chief Executive Officer on February 8, 2010. Previously, Mr. Brooks was appointed as a Managing Director of the Company on July 14, 2008 and as Executive Vice President of NIS in 2000. Prior to that time, Mr. Brooks served as Vice-President and Senior Vice President at NIS. In those positions, Mr. Brooks was the lead officer for business development, client relations and consultant relations for the Company, and was involved in long-term strategic planning for the Company. Prior to joining NIS in 1994, Mr. Brooks worked at Zenith Administrators, Inc. from 1990 to 1994, as vice president and Chicago branch office manager. He served in the same capacity at Kelly & Associates, Inc. from 1984 to 1990. Prior to Kelly & Associates, Inc., Mr. Brooks worked in administration of large pension plans and was a field service officer with the Teamsters Central States Pension Fund from 1979 to 1984. Mr. Brooks is an Investment Management Committee Member of the International Foundation of Employee Benefit Plans. Mr. Brooks attended St. Thomas College and graduated from Chicago State University.
     Avigdor Kaplan, 71, has served as a director since July 19, 2007. From May 1997 until March 2008, Mr. Kaplan was the chief executive officer of the Clal Insurance Enterprises Holdings Group, which provides insurance, investment and pension services to individuals and corporate clients, and is the parent company of Clal. In March 2008, Mr. Kaplan was nominated as chairman of the board of Clal Insurance Enterprises Holdings Ltd. Mr. Kaplan also serves as chairman of the board of Guard Insurance Group, a U.S.-based company and subsidiary of Clal Insurance Enterprises Holdings Ltd. Mr. Kaplan served as a director of Advanced Technology Acquisition Corp., a company registered with the SEC, from July 2007 to June 2008. From November 1992 to February 1997, Mr. Kaplan was the chief executive officer of Clalit Health Services, a health maintenance organization in Israel. He worked in different capacities at Israel Aircraft Industry Ltd. from 1978 to 1992, including serving as executive vice president. Mr. Kaplan received a BA in Economics from Hebrew University and an MSc in Industrial Management Engineering from the Technion Institute of Technology.
     Thomas Hamilton, 75, has served as a director since March 2, 2007, and as a director of Wood since November 2007 and Chairman of the Board for Wood since April 2008. Mr. Hamilton has over 40 years experience in the investment advisory industry, including serving as head of Asset Management Services of Raymond James and Associates and working at the subsidiary companies of Raymond James Financial, Eagle Asset Management and Awad Asset Management from 1987 to 2001. Mr. Hamilton retired in 2001. He has served as a director of ASK Financial in Mumbai, India since 2001, a trustee of the India Emerging Opportunities Fund of Mauritius since 2001 and a director of Pidilite USA, a wholly owned subsidiary of Pidilite Industries of Mumbai, India since 2007. He has also worked as a consultant with Bay Island Associates, LLC since 2001. He served as a trustee of Heritage Family of Funds from 1985 to 1987. He was president of Strong and Hamilton and the Treelake Company from 1974 to 1987. Mr. Hamilton served as executive vice president of corporate finance at Raymond James and Associates from 1969 to 1974. He received his SB in Mechanical Engineering from MIT, his SB in Metallurgy from MIT and his MBA from Harvard.
     T. Raymond Suplee, CPA, 63, has served as a director since January 30, 2008. Mr. Suplee has been the chairman of the board of Suplee & Shea, P.A., a Sarasota-based certified public accounting firm since December 1983. Mr. Suplee has been a practicing certified public accountant since 1974 and his practice concentrates on individual and business taxation. Mr. Suplee has been chairman of Landmark Bank of Florida, an independent community bank in Sarasota, since February 2000 and has been a director of Infinity Health Care LLC, a provider of home health care, since March 2006 and a director of Albritton Fruit Co. since December 1998. Mr. Suplee is a graduate of Villanova University.
     Shy Talmon, 52, has served as a director since July 1, 2009. Since March 2008, Mr. Talmon has been the chief executive officer of the Clal Insurance Enterprises Holdings Group, which provides insurance, investment and pension services to individuals and corporate clients, and is the parent company of Clal.. From 2000 to 2008, Mr. Talmon worked for Bank Hapoalim, Israel’s largest bank, where he was most recently the deputy chief executive officer and head of its corporate banking department. From 1995 to 1999, Mr. Talmon worked at the Israel Finance

Ministry as Accountant General. Mr. Talmon serves as a director to the board of Clal Insurance Enterprises Ltd and its subsidiaries.
     Ron Braverman, 47, has served as a director since November 1, 2009. From 1990 to 2002, Mr. Braverman held a number of senior positions at Citibank N.A. including heading its Financial Institutions Group for Central and Eastern Europe, Middle East, Africa, and South Asia. From 2002, Mr. Braverman has been the Managing Member of Danover Capital, a privately held investment company. Mr. Braverman is a graduate of the Wharton School, University of Pennsylvania.
     Yoram Naveh, 38, has served as a director since February 8, 2010. Mr. Naveh currently serves as the Executive Vice President and General Counsel for Clal. From 2004 to 2008, Mr. Naveh was a Deputy Director and General Counsel of the Department of Cooperation Finance of the Israel Securities Authority. From 1998 to 2004, Mr. Naveh was an associate with Gross, Kleinhendler, Hodak, Halevy, Greenberg & Co. Law Offices, one of Israel’s leading law firms. Mr. Naveh holds a European Master in Law and Economics and graduated from Haifa Unversity with an LLB and a BA in Economics.
Executive Officers
     In accordance with General Instruction G to Form 10-K the information with respect to executive officers of the Company required by Item 401 was included in Part I of the original Annual Report on Form 10-K under the heading “Executive Officers”.
Section 16(a) Beneficial Ownership Reporting Compliance
     Directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock and any changes in that ownership to the Securities and Exchange Commission (SEC). The SEC has designated specific due dates for these reports and we must identify those persons who did not file these reports when due. Based solely on our review of copies of the reports filed with the SEC and written representations of our directors and executive officers, we believe that all persons subject to reporting filed the required reports on time in fiscal 2009.
Code of Ethics
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
Audit Committee
     The members of the Audit Committee are T. Raymond Suplee (Chairman), Thomas Hamilton and Ron Braverman. The Board of Directors has determined that Mr. Suplee, a certified public accountant, is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K under the Exchange Act, and would also meet the independence standards applicable to audit committee members under the Nasdaq listing standards (namely, the general independence standards, as well as the additional standards required under Rule 10A-3 of the Exchange Act). Nasdaq listing standards would require that all the members of the Audit Committee meet these standards.
     The Audit Committee performs the following principal functions: (a) oversees the selection process for, and appointment of, our auditors; (b) pre-approves all auditing services performed by the auditor and all non-audit services subject to the de mininus exception of Section 10A(i)(1)(B) of the Exchange Act; (c) oversees the relationship with the external auditor; and (d) monitors in discussion with the auditors the integrity of the financial statements of the Company, including its annual and interim reports, and any formal announcements relating to our financial performance and reviews significant financial reporting issues and judgments which they contain.

ITEM 11.	EXECUTIVE COMPENSATION
     The following table summarizes the compensation earned during 2009 and 2008 by certain executive officers. We refer to the executive officers listed in this table as our “named executive officers.”
2009 SUMMARY COMPENSATION TABLE

								Nonqualified
							Non-Equity	Deferred
					Stock	Option	Incentive Plan	Compensation	All Other
		Salary		Bonus	Awards	Awards	Compensation	Earnings	Compensation		Total
Name and Principal Position	Year	($)		($)	($)	($)	($)	($)	($)		($)

Nigel Wightman,	2009	350,000		—	—	—	—	—	70,000	(2)	420,000
Chief Executive Officer(1)	2008	250,000		—	—	—	—	—	50,000	(2)	300,000
Robert P. Brooks,	2009	643,329	(5)	—	—	—	—	—	62,672	(6)	706,001
Managing Director and Executive Vice President of NIS(3,4)	2008	495,550	(5)	—	—	—	—	—	36,604	(6)	532,154
Robert E. Kelly,	2009	400,000		—	—	—	—	—	60,454	(5)	460,454
Vice Chairman(4,7)	2008	300,000		—	—	—	—	—	36,604	(5)	336,604

(1)	Nigel Wightman was appointed our Chief Executive Officer on April 18, 2008. He resigned as our Chief Executive Officer and as our Chairman of the Board of Directors effective February 8, 2010.

(2)	Amount represents contributions by us to a self-directed personal pension plan of Nigel Wightman’s choice on his behalf pursuant to the terms of his employment agreement.

(3)	Robert Brooks was appointed our Chief Executive Officer effective February 8, 2010.

(4)	Amounts for 2008 represent salary, bonus and all other compensation for the period NIS was a subsidiary of the Company (April 1, 2008 to December 31, 2008).

(5)	Salary amount includes commissions.

(6)	Amount represents matching contributions to the individual’s 401(k) plan, as well as profit-sharing contributions.

(7)	Robert Kelly was appointed our Co-Chairman effective February 8, 2010.
Compensation Risk Assessment
     The Remuneration Committee has conducted a risk assessment of our employee compensation programs, including our executive compensation programs, and has concluded that our employee compensation programs are designed with the appropriate balance of risk and reward in relation to our overall business strategy and do not incent executives or other employees to take unnecessary or excessive risks. As a result, we believe that risks arising from our employee compensation policies and practices are not reasonably likely to have a material adverse effect on the company.
Employment Agreements
Nigel Wightman
     We entered into a service agreement with Nigel Wightman on September 5, 2007. Under the terms of the agreement, Mr. Wightman was paid an annual base salary of $250,000 and an annual cash bonus in an amount determined by the Remuneration Committee from time to time but, subject to satisfactory performance, fixed at a pro-rated portion of $100,000 for 2007 and $100,000 for 2008.
     Effective March 18, 2010, we entered into a Compromise Agreement with Mr. Wightman in connection with Mr. Wightman’s departure from the Company. Pursuant to this agreement, the Company agreed to pay Mr. Wightman $385,000, and in exchange the parties agreed to terminate Mr. Wightman’s service agreement with the Company. The Compromise Agreement includes a release by Mr. Wightman of claims (if any) against the Company.
Robert E. Kelly and Robert P. Brooks
     Consummation of our acquisition of NIS required that each of Robert E. Kelly and Robert P. Brooks enter into employment agreements with NIS that became effective on the closing date of March 31, 2008.
     The agreement with Robert E. Kelly provides for his employments as NIS’s Chief Executive Officer, for an annual base salary of $400,000, subject to review and adjustment by the NIS Board of Directors (the “NIS Board”) on each anniversary and annual cash bonuses determined in the sole discretion of the NIS Board. He is also entitled to participate in all benefit programs NIS makes available to executive employees, including health care plans, life insurance plans, disability insurance and retirement plans. The agreement also provides for certain perquisites, including NIS-paid parking.
     The agreement extends for a three-year period that continues for additional one-year periods thereafter unless either NIS or the applicable officer provides 60 days’ written notice prior to its then-scheduled expiration. The agreement may also be terminated earlier by NIS for cause (with cause defined to include breach of the officer’s obligations under the agreement, misconduct, commission of a crime and the like) or at the election of the applicable officer, in which cases the terminating officer is only entitled to accrued salary through the date of termination. The agreement may also be terminated by NIS without cause or by the applicable officer for good reason (with good reason defined to include reduction in responsibilities or salary or benefits). In either of these events, provided the terminating officer executes a release in favor of NIS, he is entitled to twelve months’ salary, payable on a regular payroll basis, and continuation of the NIS contribution towards his health care, dental, disability and life insurance benefits (although his entitlement in respect of benefits may terminate earlier if he is actually covered or becomes covered by equivalent benefits). The agreement also terminates on the applicable officer’s disability (as defined in the agreement) or death in which events he or his estate is entitled to his salary until the end of the month in which death or disability occurs.
     The agreement with Robert P. Brooks provides for his employment as NIS’s Executive Vice President, for an annual base salary of $40,000 and a commission based on fees generated by NIS’s clients secured through his efforts (amounting to 20% of fees in the first year and 10% of fees thereafter). This total compensation is subject to review and adjustment by the NIS Board on each anniversary. He is also entitled to participate in all benefit programs NIS makes available to executive employees, including health care plans, life insurance plans, disability insurance and retirement plans. The agreement also provides for certain perquisites, including NIS-paid parking and club dues.
     The Robert P. Brooks agreement extends for a four-year period that continues for additional one-year periods thereafter unless either NIS or Mr. Brooks provides 60 days’ written notice prior to its then-scheduled expiration. The agreement may also be terminated earlier by NIS for cause or at the election of Mr. Brooks, in which cases Mr. Brooks is only entitled to his total compensation through the date of termination. It may also be terminated by NIS for cause or by Mr. Brooks for good reason. In either of these events, provided Mr. Brooks executes a release in favor of NIS, he is entitled to twelve months’ of then total compensation, payable on a regular payroll basis, and continuation of the NIS contribution towards his health care, dental, disability and life insurance benefits (although his entitlement in respect of benefits may terminate earlier if he is actually covered or becomes covered by equivalent benefits). The agreement also terminates on Mr. Brooks’s disability or death in which events he or his estate is entitled to his total compensation until the end of the month in which his death or disability occurs.

     Each of these two agreements contains customary proprietary information, invention, non-competition and non-solicitation provisions. The non-competition provision (which extends to competition with the Company as a whole and its worldwide affiliates) and the non-solicitation provision apply during the term of the agreements and for two years after the applicable officer is no longer employed by NIS.
Deferred Compensation Plan
     Our nonqualified deferred compensation plan is an unfunded and unsecured deferred compensation arrangement that is designed to allow the participants to defer a specified percentage of their annual base salary (up to 50.0%) and/or bonuses (up to 50.0%) in a manner similar to the way in which a traditional 401(k) plan operates, but without regard to the maximum deferral limitations imposed on 401(k) plans by the Internal Revenue Code of 1986, as amended (the “Code”). Our nonqualified deferred compensation plan is designed to comply with Code Section 409A. As required by applicable law, participation in the Nonqualified Deferred Compensation Plan is limited to a group of our and our subsidiaries’ management employees.
     Amounts deferred by each participant pursuant to our nonqualified deferred compensation plan are credited to a bookkeeping account maintained on behalf of that participant. Amounts credited to each participant under the nonqualified deferred compensation plan are periodically adjusted for earnings and/or losses at a rate that is equal to one or more of the deemed investment options elected by a participant. Currently, the deemed investment options consist of the following: Franklin Flex Cap Growth Fund, Franklin Small-Mid Cap Growth Fund, Mutual Discovery, Franklin Large Cap Value Fund, Templeton Foreign Fund, Templeton Developing Markets Fund and Franklin U.S. Government Securities Fund. In addition, we may credit additional discretionary contributions to a participant’s account for any plan year as determined by us or provided for by an employee’s employment agreement. Distributions are made in accordance with elections filed by participants at the time of their initial deferrals and distributions generally are expected to occur after a participant’s separation of service.
Other Compensation
     NIS maintains a non-standardized 401(k) profit-sharing plan which is a salary reduction/profit sharing plan. The plan covers NIS employees who are over 21 years of age and have completed at least one year of service with the company. Employees may elect to defer an amount of their compensation each year, subject to the maximum contribution limits established by law. NIS matches 50.0% of its employees elective deferrals of up to 6.0% of their compensation. Matching contributions vest in accordance with the plan’s vesting schedule. The plan also provides a profit-sharing component whereby NIS can make a discretionary contribution to the plan based upon the compensation of eligible employees. Mr. Kelly and Mr. Brooks are participants in the NIS plan and company contributions for each are reflected in the “All Other Compensation” column of the Summary Compensation Table.
Equity Incentive Arrangements
     Titanium Incentive Plan LLC (“TIP”), a wholly owned subsidiary of ours, owns 306,358 shares of our common stock, all of which is founding stock. TIP was created at the time of our organization to hold shares of our common stock for one-time awards to the employees of our acquired companies. It was not intended as a vehicle to provide additional on-going equity compensation to our employees. As with all other shares of founding stock, the shares of common stock held by TIP are held in escrow until June 21, 2010. Pursuant to individual share grant agreements, TIP allocated all of its shares to Wood and Sovereign employees around the time of their acquisitions in 2007. No shares of our common stock held by TIP have been allocated to our current executive officers. We amended and restated the terms of these share grant agreements effective as of July 15, 2008 to, among other things, reflect reductions to the individual grant amounts related to the cancellation of certain shares of founding stock after the consummation of our business combinations. Each grantee received a non-voting membership interest in TIP. At June 21, 2010, the grantee’s non-voting membership interest in TIP terminates and the grantee is entitled to an in-kind distribution of his or her allocated shares of our common stock. The shares are subject to forfeiture in the event that the grantee’s employment with us or any of our subsidiaries is terminated for any reason (other than death of the grantee), unless otherwise determined by our Board of Directors (or an authorized committee thereof). In the event of the grantee’s death, the beneficiary identified by the grantee shall have rights to receive the shares to which the grantee was entitled upon their release from escrow. At April 22, 2010, 174,662 shares of our common stock held by TIP were unallocated due to grantee terminations and available for future grants.

     In the event we undergo a change in control transaction, all shares subject to outstanding grants shall be released from escrow to the applicable grantee, if the grantee is employed us or one of our subsidiaries on such date. While the shares are subject to forfeiture, the grantee is entitled to receive all dividends and other distributions made on his or her allocated shares but will not be able to exercise any voting rights with respect to such shares, which will be voted in proportion to the votes of the other stockholders. All grants are subject to adjustment relating to a change in our capital stock, including by way of a stock splits, reverse splits or recapitalizations.
Compensation of Directors
     Directors who are not affiliated with us receive an annual cash retainer of $30,000, which is paid in quarterly installments. Directors who are officers of Clal or any of its affiliates do not receive retainer for their service on the Board of Directors. None of our executive officers receive a cash retainer for their service on the Board.
     Directors have a right to be reimbursed for costs they incur in connection with attending a meeting of the Board of Directors. There is no limit on the amount of these reimbursements. None of the directors requested reimbursement for such expenses in 2009.
     The following table summarizes the director compensation for 2009 for all of our non-employee Directors during 2009 (Messrs. Gill and Naveh became directors February 8, 2010 and are not reflected in the table). Directors who are employees do not receive any additional compensation for their services as directors beyond the amounts previously disclosed in the Summary Compensation Table.
2009 DIRECTOR COMPENSATION

	Fees				Nonqualified
	Earned				Deferred
	or Paid	Stock	Option	Non-equity	Compensation
	in Cash	Awards	Awards	Incentive Plan	Earnings	All Other	Total
Name	($)	($)	($)	Compensation ($)	($)	Compensation ($)	($)
Thomas Hamilton	30,000	—	—	—	—	—	30,000
T. Raymond Suplee	30,000	—	—	—	—	—	30,000
Yehoshua Abramovich(1),(2)	—	—	—	—	—	—	—
Avigdor Kaplan (1)	—	—	—	—	—	—	—
Shy Talmon (1),(3)
Ron Braverman (4)	5,000	—	—	—	—	—	5,000
Tal Raz (1),(5)	—	—	—	—	—	—	—

(1)	Messrs. Abramovich, Kaplan, Talmon, Raz, and Naveh are current or former officers of Clal or its affiliates and do not receive compensation for the service on the Board of Directors.

(2)	Mr. Abramovich resigned as a director on January 10, 2010.

(3)	Mr. Talmon became a director on July 1, 2009.

(4)	Mr. Braverman became a director on November 1, 2009.

(5)	Mr. Raz became a director on December 9, 2009.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     Set forth below as of April 22, 2010 (except as otherwise noted) are (i) all persons (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) who we know to be the beneficial owner of more than 5.0% of our common stock and our restricted stock and the number of shares they beneficially own and (ii) each of the directors, each of the named executive officers and the directors and the executive officers as a group and the number of shares they beneficially own. Except as noted, each person has sole voting power and dispositive power over the shares shown in this table. The percentage of votes for the common stock and the restricted stock is based on one vote for each share of common stock and one vote for each share of restricted stock. Each share of restricted stock is automatically convertible into common stock on a one-to-one basis if, within five years of the issuance of the restricted stock: (A) the average closing mid-market quotation of our common stock as derived from the website of the recognized investment exchange on which the common stock is listed at the relevant time exceeds $6.90 over the past ten business days or (B) there is a change of control of the Company (as defined in our certificate of incorporation).
     Unless otherwise indicated, the address for each stockholder is c/o Titanium Asset Management Corp., 777 E. Wisconsin Avenue, Milwaukee, Wisconsin, 53202-5310.

	Common Stock			Restricted Stock			Percent of Total
Name and Address of Beneficial Owner	Shares		%	Shares		%	Voting Power
Clal Finance Ltd.(1)	20,970,800	(2)	67.6	—		—	66.3
37 Menachem Begin Street Tel-Aviv 65220, Israel
Wellington Trust Company, NA	1,184,300	(3)	5.6	—		—	5.5
75 State Street Boston, MA 02109
Wellington Management Company, LLP	5,425,032	(4)	23.2	—		—	22.6
75 State Street, Boston, MA 02109
Amnon Mandelbaum	1,617,342	(5)	7.3	—		—	7.1
Sunrise Securities Corp. 641 Lexington Ave. 25th Floor New York, NY 10022
Nathan Low	1,670,414	(6)	7.5	—		—	7.3
Sunrise Securities Corp. 641 Lexington Ave., 25th Floor New York, NY 10022
John Sauickie	1,308,403	(7)	6.4	236,151	(8)	38.5	7.3
Nigel Wightman	553,179	(9)	2.7	153,179		25.0	3.3
John Kuzan	434,007	(10)	2.1	102,119	(11)	16.7	2.5
Adam Parkin	221,267	(12)	1.1	121,267		19.8	1.6
Robert Kelly	—		—	—		—	—
Tal Raz	—		—	—		—	—
Emmanuel Gill	—		—	—		—	—
Robert Brooks	—		—	—		—	—
Avigdor Kaplan	—		—	—		—	—
Thomas Hamilton	102,119		*	—		—	*
T. Raymond Suplee	—		—	—		—	—
Shy Talmon	—		—	—		—	—
Ron Braverman	—		—	—		—	—
Yoram Naveh	—		—	—		—	—
Directors and officers as a group (11 persons)	186,785	(13)	*	—		—	*

*	The percentage of shares or voting power beneficially owned is less than or equal to 1.0%.

(1)	Based on a Schedule 13G dated February 12, 2009. The addresses of the principal business offices or, if none, residence of the persons or entities identified in the Schedule 13G are as follows: Clal Finance Ltd., 37 Menachem Begin Street, Tel-Aviv 65220, Israel; Clal Insurance Enterprises Holdings Ltd., 48 Menachem Begin Street, Tel-Aviv, 66180, Israel; IDB Development Corporation Ltd., The Triangular Tower, 44th floor, 3 Azrieli Center, Tel Aviv 67023, Israel; IDB Holding Corporation Ltd., The Triangular Tower, 44th floor, 3 Azrieli Center, Tel Aviv 67023, Israel; Mr. Nochi Danker, The Triangular Tower, 44th floor, 3 Azrieli Center, Tel Aviv 67023, Israel; Mrs.

Shelly Bergman, 9 Hamishmar Ha’Ezrachi Street, Afeka, Tel Aviv 69697, Israel; Mrs. Ruth Manor, 26 Hagderot Street, Savyon 56526, Israel; and Mr. Avraham Livnat, Taavura Junction, Ramle 72102, Israel.

(2)	Includes 10,485,400 warrants which are exercisable for 10,485,400 shares of common stock. The Schedule 13G indicates that each of the listed persons and entities has shared voting power and shared dispositive power over all of the shares. Clal, an Israeli public corporation, is a majority owned subsidiary of Clal Insurance Enterprises Holdings Ltd., an Israeli public corporation (“Clal Insurance”). By reason of Clal Insurance’s control of Clal, Clal Insurance may be deemed to be the beneficial owner of, and to share the power to vote and dispose of, the common stock owned beneficially by Clal.

Clal Insurance is a majority owned subsidiary of IDB Development Corporation Ltd., an Israeli public corporation (“IDB Development”). By reason of IDB Development’s control of Clal Insurance, IDB Development may be deemed to be the beneficial owner of, and to share the power to vote and dispose of, the common stock owned beneficially by Clal.

IDB Development is a majority owned subsidiary of IDB Holding Corporation Ltd., an Israeli public corporation (“IDB Holding”). By reason of IDB Holding’s control (through IDB Development) of Clal Insurance, IDB Holding may be deemed beneficial owner of, and to share the power to vote and dispose of, the common stock owned beneficially be Clal Insurance.

Mr. Nochi Dankner, Mrs. Shelly Bergman, Mrs. Ruth Manor and Mr. Avraham Livnat may, by reason of their interests in, and relationships among them with respect to, IDB Holding, be deemed to control the corporations referred to above. By reason of the control of IDB Holding by Nochi Dankner, Shelly Bergman, Ruth Manor and Avraham Livnat, and the relations among them, Nochi Dankner, Shelly Bergman, Ruth Manor and Avraham Livnat may each be deemed beneficial owner of, and to share the power to vote and dispose of, the common stock owned beneficially by Clal Insurance.

(3)	Based on a Schedule 13G dated February 12, 2010, Wellington Trust Company, NA has shared voting power and shared dispositive power over these shares. Based on such Schedule 13G and information provided by the Company’s Registrar, the Company believes such ownership consists of 612,500 shares of common stock and 571,800 warrants exercisable for 571,800 shares of common stock.

(4)	Based on a Schedule 13G dated February 12, 2010, Wellington Management Company, LLP has shared voting power over 3,427,932 of these shares and shared dispositive power over all of these shares. Based on such Schedule 13G and information provided by the Company’s Registrar, the Company believes such ownership consists of 2,587,932 shares of common stock and 2,837,100 warrants exercisable for 2,837,100 shares of common stock.

(5)	Based on a Schedule 13G dated January 26, 2009. Consists of a currently exercisable unit purchase option for 808,671 shares of common stock and 808,671 warrants, which are exercisable for 808,671 shares of common stock.

(6)	Based on a Schedule 13G dated January 27, 2009. Consists of: (1) a currently exercisable unit purchase option for 640,165 shares of common stock and 640,165 warrants, which are exercisable for 640,165 shares of common stock held by Mr. Low, (2) a currently exercisable unit purchase option for 160,042 shares of common stock and 160,042 warrants, which are exercisable for 160,042 shares of common stock, held by Sunrise Charitable Foundation, Inc., and (3) 35,000 shares of common stock and 35,000 warrants, which are exercisable for 35,000 shares of common stock held by Sunrise Securities Corp.

(7)	Based on a Schedule 13G dated February 10, 2009. Includes 1,129,695 shares of common stock owned by Whitewater Place, LLC as to which John Sauickie has shared voting power and shared dispositive power and 178,708 shares of common stock owned by SKC Trust Shares LLC as to which John Sauickie has sole voting power over all such shares and sole dispositive power over 1,000 shares.

(8)	Includes 236,151 shares of restricted stock owned by Whitewater Place, LLC as to which John Sauickie has shared voting power and shared investment power.

(9)	Includes 200,000 warrants, which are exercisable for 200,000 shares of common stock.

(10)	Includes 434,007 shares of common stock owned by Nazuk LLC, as to which John Kuzan has sole voting power and sole investment power.

(11)	Includes 102,119 shares of restricted stock owned by Nazuk LLC, as to which John Kuzan has sole voting power and sole investment power.

(12)	Includes 50,000 warrants which are exercisable for 50,000 shares of common stock.

(13)	Represents 144,452 shares of common stock and 42,333 warrants, which are exercisable for 42,333 shares of common stock. The amounts set forth above do not include any unallocated shares owned by our subsidiary, Titanium Incentive Plan LLC.
Equity Compensation Plan Information
     The following table sets forth, as of December 31, 2009, information with respect to our compensation arrangements:

Number of Securities
Remaining Available for
Future Issuance under
Equity Compensation
	Number of Securities to	Weighted-average	Plans (Excluding
	be Issued upon Exercise	Exercise Price of	Securities Reflected
	of Outstanding Options,	Outstanding Options,	in the
Plan Category	Warrants and Rights	Warrants and Rights	First Column)

Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders	4,000,000 (1)	$5.30	124,662 (2)

Total	4,000,000	$5.30	124,662

(1)	Consists of currently exercisable unit purchase options (referred to as UPOs) to purchase 2,000,000 units, i.e., 2,000,000 shares of Common Stock at an exercise price of $6.60 and 2,000,000 Warrants, which are exercisable for $4.00 per share of Common Stock granted to certain officers, directors and employees of Sunrise Securities Corp., or Sunrise, and a Sunrise charitable foundation as partial compensation for Sunrise’s services as placement agent for our private placement, not part of an ongoing plan. Each UPO expires on June 20, 2012. If, however, a UPO is exercised later than June 22, 2011, then no Warrants will be issued and the exercise price will be reduced to $5.50 per Unit. The Warrants are non-callable.

(2)	Titanium Incentive Plan, LLC, a wholly owned subsidiary of ours, owns 306,358 shares of our Common Stock. TIP was created at the time of our organization to hold shares of our Common Stock for one-time awards to the employees of our acquired companies. It was not intended as a vehicle to provide additional on-going equity compensation to our employees. The shares of Common Stock held by TIP are held in escrow until June 21, 2010. Pursuant to individual share grant agreements, TIP allocated all of its shares to Wood and Sovereign employees around the time of our acquisitions in 2007. We amended and restated the terms of these share grant agreements effective as of July 15, 2008. Each grantee received a non-voting membership interest in TIP. At June 21, 2010, the grantee’s non-voting membership interest in TIP terminates and the grantee is entitled to an in-kind distribution of his or her allocated shares of our Common Stock. The shares are subject to forfeiture in the event that the grantee’s employment with us or any of our subsidiaries is terminated for any reason (other than death of the grantee), unless otherwise determined by our Board of Directors (or an authorized committee thereof). In the event of the grantee’s death, the beneficiary identified by the grantee shall have rights to receive the shares to which the grantee was entitled upon their release from escrow. During 2009, we allocated an additional 55,322 shares to certain employees pursuant to the same share grant terms and 82,973 shares previously allocated were forfeited due to employee terminations. At December 31, 2009, 124,662 shares of our Common Stock held by TIP were unallocated due to grantee terminations and available for future grants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Transactions
     From time to time we have entered, and may in the future enter, into various transactions with our officers, directors and holders of more than 5.0% of our common stock and restricted stock that may not be the result of arms-length third-party negotiations.
     Each of Robert E. Kelly, Robert J. Siefert, Robert P. Brooks and Larry Haslee were stockholders owning in the aggregate 90.1% of the capital stock of NIS Holdings, Inc. (“Holdings”), the parent of NIS, at the time we acquired all of NIS’s outstanding capital stock. The initial consideration to Holdings for this transaction was $29,684,000, subject to a closing equity adjustment, the negotiation and payment of which consideration was made when these individuals had no relationship to us. At the closing of the acquisition, they became executive officers of the Company. As described above under “Compensation of the Named Executive Officers and Directors,” Mr. Kelly and Mr. Brooks also entered into employment agreements with us at that time.
     The acquisition agreement among us, NIS, Holdings and the stockholders of Holdings (the “NIS Agreement”) further provides for two deferred payments of $1,000,000 to Holdings March 31, 2009 and March 31, 2010, although the March 31, 2009 payment was reduced by the closing equity adjustment of $355,000. In addition, the NIS Agreement provides for an additional payment of up to approximately $2,500,000 to be made to Holdings if certain revenue criteria are met. The amount of the additional payment is based on NIS’s revenue for the year ending December 31, 2009. The additional payment is $2,000,000 if revenues are $12,000,000 and is reduced to zero on a pro rata basis if revenues do not exceed $11,000,000 and is increased to a maximum of $2,166,667 on a pro rata basis if revenues are between $12,000,000 and $13,000,000. These amounts are further adjusted by an amount equal to 50% of the calculated net value of the income tax benefits to be received by us from the payment. At our option, up to 50% of this payment may be paid in shares of our common stock (valued at the average price per share of common stock over a 30-day trading period preceding the payment date).
     On July 22, 2008, we entered into an agreement in respect of non-U.S. business opportunities with Integra Management Limited (“Integra”), a company wholly owned by Adam Parkin, who served as a director until January 30, 2008. Under the terms of the agreement, in consideration for an introduction to us by Integra of an investment management, advisory or sub-advisory company which becomes a client of one of our subsidiaries, we or the relevant subsidiary will pay Integra 30% of all fees (as defined in the agreement) generated by the client agreement. In the event that Integra introduces us to any asset management business or company and such company is subsequently acquired by us or one of our subsidiaries, we will pay Integra $250,000, which amount may be increased by mutual agreement. Under terms of the agreement, Integra is solely responsible for all travel, promotional and other expenses incurred in connection with the procurement and introduction of potential client contacts and potential acquisition targets. The agreement may be terminated by either party upon three months’ written notice. No amounts have yet been paid under the agreement.
Related Party Approval Requirement
     So long as Clal owns at least 35.0% of our then issued and outstanding common stock, our certificate of incorporation provides that we may not enter into any transaction or arrangement with Clal or any “related party” of Clal without the affirmative vote of a majority of the directors who are independent or executive officers voting separately as a class. Our certificate of incorporation provides that in approving the terms of any such transaction or arrangement the directors who are independent or executive officers shall give consideration as to whether the terms are fair and reasonable insofar as our stockholders are concerned. For these purposes, “related party” would generally include:
     (a) any person who is a director of Clal or of any company which is its subsidiary or parent undertaking, other subsidiary undertaking of its parent company;

     (b) a substantial shareholder (i.e., any person who holds any legal or beneficial interest directly or indirectly in 10% or more of any class of securities of Clal (excluding treasury shares) or 10% or more of the voting rights (excluding treasury shares) of Clal); or
     (c) an associate of (a) or (b) being: (i) the family of such a person; (ii) the trustees (acting as such) of any trust of which the individual or any of the individual’s family is a beneficiary or discretionary object; (iii) any company in whose equity shares such a person individually or taken together with his or her family (or if a director, individually or taken together with his family and any other director of that company) are directly or indirectly interested (or have a conditional or contingent entitlement to become interested) to the extent that they are or could be able to exercise or control the exercise of 30% or more of the votes (excluding treasury shares) able to be cast at general meetings on all, or substantially all, matters or to appoint or remove directors holding a majority of voting rights at board meetings on all, or substantially all, matters; (iv) any other company which is its subsidiary undertaking, parent undertaking or subsidiary undertaking of its parent undertaking; (v) any company whose directors are accustomed to act in accordance with (a)’s directions or instructions; (vi) any company in the capital of which (a), either alone or together with any other company within (iv) or (v) or both taken together, is (or would on the fulfillment of a condition or the occurrence of a contingency be) interested in the manner described in (iii). No such transactions were considered or effected during 2009, nor are any currently proposed.
Director Independence
     We use the current listing standards for the Nasdaq stock market (Rule 5605(a)(2)) to determine director independence for service on the Board of Directors. Under these standards, “independent director” means a person other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the issuer’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Nasdaq standards provide that the following persons shall not be considered independent:
•	a director who is, or at any time during the past three years was, employed by the company;

•	a director who accepted or who has a family member (namely, spouse, parents, children and siblings, whether by blood, marriage or adoption, or anyone residing in such person’s home) who accepted any compensation from the company in excess of $120,000 during any period of twelve consecutive months within the three years preceding the determination of independence, other than the following:
•	compensation for board or board committee service;

•	compensation paid to a family member who is an employee (other than as an executive officer) of the company; or

•	benefits under a tax-qualified retirement plan, or non-discretionary compensation.
•	a director who is a family member of an individual who is, or at any time during the past three years was, employed by the company as an executive officer;

•	a director who is, or has a family member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which the company made, or from which the company received, payments for property or services in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenues for that year, or $200,000, whichever is more, other than the following:
•	payments arising solely from investments in the company’s securities; or

•	payments under non-discretionary charitable contribution matching programs.

•	a director of the issuer who is, or has a family member who is, employed as an executive officer of another entity where at any time during the past three years any of the executive officers of the issuer serve on the compensation committee of such other entity; or

•	a director who is, or has a family member who is, a current partner of the company’s outside auditor, or was a partner or employee of the company’s outside auditor who worked on the company’s audit at any time during any of the past three years.
     As set forth above, our Board of Directors (including a separate vote as required by our certificate of incorporation of our independent directors and executive officer directors) has determined that Thomas Hamilton, T. Raymond Suplee, Emmanuel Gill and Ron Braverman are independent under these listing standards and the other directors are not independent. The Board of Directors considered transactions and relationships, both direct and indirect, between each director (and his immediate family) and us and our subsidiaries and affirmatively determined that none of Mr. Hamilton, Mr. Suplee, Mr. Gill or Mr. Braverman had any material relationship, either direct or indirect, with us other than as a director and/or stockholder. In making this determination with respect to Mr. Hamilton, the Board of Directors considered his service and compensation as a non-executive director of Wood from November 2007 until September 2008 and his continuation as the non-executive Chairman of Wood.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Audit Fees
     Cherry, Bekaert & Holland L.L.P. (“CBH”) served as our independent registered public accounting firm for the years ended December 31, 2009 and 2008.
     Audit Fees. The aggregate audit fees billed by CBH for 2009 and 2008 were $212,475 and $201,715, respectively. These fees are for professional services rendered for the annual audit of our consolidated financial statements included in our Annual Report on Form 10-K and review of the interim consolidated financial statements included in Form 10-Q Quarterly Reports.
     Audit-Related Fees. The aggregate audit-related fees billed by CBH for 2009 and 2008 were $88,000 and $336,862, respectively. These fees are for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services include consultations concerning financial accounting and reporting standards and accounting consultations in connection with acquisitions.
     Tax Fees. The aggregate tax fees billed by CBH for 2009 and 2008 were $37,425 and $41,300, respectively. These fees are for professional services for tax compliance, tax advice and tax planning. These services include assistance in the preparation of federal and state tax returns, assistance with tax reporting and audit compliance, tax planning, and tax consulting and assistance on acquisitions.
     All Other Fees. All other fees billed by CBH for 2009 and 2008 were $37,300 and $338,243, respectively. These fees include products and services other than the services reported above. For 2009, the other fees were related to investment performance compliance audits. For 2008, the other fees were related to services in connection with the review of our Form 10 and amendments to our Form 10, assistance in responding to correspondence from the SEC, and assistance in the due diligence procedures related to the acquisitions of NIS and Boyd.
Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm
     We adopted a policy on August 28, 2008 under which the Audit Committee must pre-approve all audit and permissible non-audit services to be provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval would generally be requested annually, with any pre-approval detailed as to the particular service, which must be classified in one of the four categories of services listed above. The Audit Committee may also, on a case-by-case basis, pre-approve particular services that are not contained in the annual pre-approval request. In connection with this pre-approval policy, the Audit Committee also considers whether the categories of pre-approved services are consistent with the SEC rules on the independence of auditors.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following documents are included in Part II, Item 8 of the original Annual Report on Form 10-K:
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
(2) Financial Statement Schedule:
     Financial statement schedules are omitted from because they are not applicable or the required information is shown in the financial statements or notes thereto.
(3) Exhibits:

Exhibit	Description
2.1	Sale and Purchase Agreement among Titanium Asset Management Corp., Wood Asset Management, Inc., and a number of individuals dated September 5, 2007 (1) (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

2.2	Sale and Purchase Agreement among Titanium Asset Management Corp., Sovereign Holdings, LLC and JARE, Inc. and its owners dated September 5, 2007 (1) (incorporated by reference to Exhibit 2.2 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

2.3	Stock Purchase Agreement by and among Titanium Asset Management Corp., National Investment Services, Inc., NIS Holdings, Inc., and the shareholders of NIS Holdings, Inc. dated February 28, 2008 (1) (incorporated by reference to Exhibit 2.3 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

Exhibit	Description
2.4	Membership Interest Purchase Agreement, dated as of November 7, 2008, by and among Titanium Asset Management Corp., BWAM Holdings, LLC, Boyd Watterson Asset Management, LLC, the common members of BWAM Holdings, LLC and, for limited purposes, the preferred members of BWAM Holdings, LLC. (1) (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 5, 2009, File No. 000-53352)

2.5	Amendment No. 1 to Membership Interest Purchase Agreement, dated as of December 30, 2008, among Titanium Asset Management Corp., Boyd Watterson Asset Management, LLC and Mr. Michael E. Bee, acting in his capacity as the agent and attorney in fact with the authority to act on behalf of BWAM Holdings, LLC, the common members of BWAM Holdings, LLC and, for limited purposes, the preferred members of BWAM Holdings, LLC (incorporated by reference to Exhibit 2.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 5, 2009, File No. 000-53352)

3.1	Amended and Restated Certificate of Incorporation of Titanium Asset Management Corp. (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

3.2	Amendment to Amended and Restated Certificate of Incorporation of Titanium Asset Management Corp. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

3.3	Bylaws of Titanium Asset Management Corp. (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.1	Form of Common Stock Share Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.2	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.3	Warrant Deed dated as of June 21, 2007 between Titanium Asset Management Corp. and Capita Registrars (Jersey) Limited (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.4	Registration Rights Agreement between Titanium Asset Management Corp. and the parties on the signature pages thereto dated June 21, 2007 (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.5	Investor Rights Agreement between Titanium Asset Management Corp., Sunrise Securities Corp. and Seymour Pierce Limited dated June 21, 2007 (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

Exhibit	Description
4.6	Form of Unit Purchase Option between Titanium Asset Management Corp. and certain Employees and Affiliates of Sunrise Securities Corp. (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.7	Share Escrow Agreement dated as of June 21, 2007 by and among Titanium Asset Management Corp., Founding Stockholders and Capita Trust Company (Jersey) Limited (1) (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.8	Form of Lock In Deed for Individuals (incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.9	Form of Lock In Deed for Entities (incorporated by reference to Exhibit 4.9 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.10	Form of Lock In Deed for Acquisitions (incorporated by reference to Exhibit 4.10 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.1 †	Letter Agreement between Thomas Hamilton and Titanium Asset Management Corp. dated November 12, 2007, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Amendment No. 1 to Form 10 filed with the Securities and Exchange Commission on September 15, 2008, File No. 000-53352)

10.2	Amended and Restated Fee Arrangement Agreement between Titanium Asset Management Corp. and Integra Management Limited dated July 22, 2008 (1) (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.3 †	Employment Agreement between Nigel Wightman and Titanium Asset Management Corp. dated September 5, 2007 (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.4 †	Employment Agreement between Jeffrey Hines and Sovereign Holdings LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.5 †	Employment Agreement between John Fisher and Wood Asset Management, Inc. dated June 9, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.6 †	Employment Agreement between Robert Kelly and National Investment Services, Inc. (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

Exhibit	Description
10.7 †	Employment Agreement between Robert Brooks and National Investment Services, Inc. (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.8 †	Employment Agreement between Robert J. Siefert and National Investment Services, Inc. (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.9 †	Letter of Appointment to the Board of Directors between Yehoshua Abramovich and Titanium Asset Management Corp. dated July 17, 2007 (1) (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.10 †	Letter of Appointment to the Board of Directors between Avigdor Kaplan and Titanium Asset Management Corp. dated July 17, 2007 (1) (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.11	Indemnification Agreement dated July 17, 2007 by and between Titanium Asset Management Corp. and Yehoshua Abramovich (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.12	Indemnification Agreement dated July 17, 2007 by and between Titanium Asset Management Corp. and Avigdor Kaplan (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.13	Amended and Restated Investment Sub-Advisory Agreement dated February 13, 2006 by and between Attalus Capital, L.L.C. and National Investment Services Inc. (1) (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.14	Referral Letter Agreement dated December 1, 2006 between Attalus Capital, L.L.C. and National Investment Services Inc. (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.15 †	Titanium Asset Management Corp. Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.16 †	Titanium Incentive Plan LLC Operating Agreement (1) (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.17 †	Amendment to Titanium Incentive Plan LLC Operating Agreement (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

Exhibit	Description
10.18 †	Titanium Incentive Plan LLC Form of Grant Agreement (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.19	Business Note between National Investment Services, Inc. and Park Bank dated September 22, 2004 (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.20 †	Oral Agreements regarding Director Compensation (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.21	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.21 to the Registrant’s Amendment No. 1 to Form 10 filed with the Securities and Exchange Commission on September 15, 2008, File No. 000-53352)

10.22†	Employment Agreement between Brian L. Gevry and Boyd Watterson Asset Management, LLC dated November 7, 2008 (incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2009, File No. 000-53352)

10.23	Indemnification Agreement dated July 1, 2009 by and between Titanium Asset Management Corp. and Shy Talmon (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the Securities and Exchange Commission on August 11, 2009, File No. 000-53352)

10.24	Referral Arrangement Letter Agreement dated July 1, 2009 between Attalus Capital, L.P. and National Investment Services, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the Securities and Exchange Commission on August 11, 2009, File No. 000-53352)

10.25†	Amended Employment Agreement between Robert J. Siefert and National Investment Services, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed with the Securities and Exchange Commission on November 11, 2009, File No. 000-53352)

10.26	Indemnification Agreement dated November 3, 2009 between Titanium Asset Management Corp. and Ron Braverman. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed with the Securities and Exchange Commission on November 11, 2009, File No. 000-53352)

10.27 †	Compromise Agreement between Nigel Wightman and Titanium Asset Management Corp. dated March 18, 2010. *

21.1	Subsidiaries of Titanium Asset Management Corp. *

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act

Exhibit	Description
32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

(1)	Certain schedules and exhibits have been omitted from these exhibits pursuant to Item 601(b)(2) of Regulation S K. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Commission.

†	indicates management contract or compensatory arrangement.

*	indicates previously filed.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
     Dated: April 30, 2010

TITANIUM ASSET MANAGEMENT CORP.
By:	/s/ Robert Brooks
	Name:	Robert Brooks
	Title:	Chief Executive Officer

EXHIBIT INDEX

Exhibit	Description
2.1	Sale and Purchase Agreement among Titanium Asset Management Corp., Wood Asset Management, Inc., and a number of individuals dated September 5, 2007 (1) (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

2.2	Sale and Purchase Agreement among Titanium Asset Management Corp., Sovereign Holdings, LLC and JARE, Inc. and its owners dated September 5, 2007 (1) (incorporated by reference to Exhibit 2.2 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

2.3	Stock Purchase Agreement by and among Titanium Asset Management Corp., National Investment Services, Inc., NIS Holdings, Inc., and the shareholders of NIS Holdings, Inc. dated February 28, 2008 (1) (incorporated by reference to Exhibit 2.3 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

2.4	Membership Interest Purchase Agreement, dated as of November 7, 2008, by and among Titanium Asset Management Corp., BWAM Holdings, LLC, Boyd Watterson Asset Management, LLC, the common members of BWAM Holdings, LLC and, for limited purposes, the preferred members of BWAM Holdings, LLC. (1) (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 5, 2009, File No. 000-53352)

2.5	Amendment No. 1 to Membership Interest Purchase Agreement, dated as of December 30, 2008, among Titanium Asset Management Corp., Boyd Watterson Asset Management, LLC and Mr. Michael E. Bee, acting in his capacity as the agent and attorney in fact with the authority to act on behalf of BWAM Holdings, LLC, the common members of BWAM Holdings, LLC and, for limited purposes, the preferred members of BWAM Holdings, LLC (incorporated by reference to Exhibit 2.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 5, 2009, File No. 000-53352)

3.1	Amended and Restated Certificate of Incorporation of Titanium Asset Management Corp. (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

3.2	Amendment to Amended and Restated Certificate of Incorporation of Titanium Asset Management Corp. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

3.3	Bylaws of Titanium Asset Management Corp. (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.1	Form of Common Stock Share Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.2	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

Exhibit	Description
4.3	Warrant Deed dated as of June 21, 2007 between Titanium Asset Management Corp. and Capita Registrars (Jersey) Limited (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.4	Registration Rights Agreement between Titanium Asset Management Corp. and the parties on the signature pages thereto dated June 21, 2007 (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.5	Investor Rights Agreement between Titanium Asset Management Corp., Sunrise Securities Corp. and Seymour Pierce Limited dated June 21, 2007 (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.6	Form of Unit Purchase Option between Titanium Asset Management Corp. and certain Employees and Affiliates of Sunrise Securities Corp. (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.7	Share Escrow Agreement dated as of June 21, 2007 by and among Titanium Asset Management Corp., Founding Stockholders and Capita Trust Company (Jersey) Limited (1) (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.8	Form of Lock In Deed for Individuals (incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.9	Form of Lock In Deed for Entities (incorporated by reference to Exhibit 4.9 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.10	Form of Lock In Deed for Acquisitions (incorporated by reference to Exhibit 4.10 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.1 †	Letter Agreement between Thomas Hamilton and Titanium Asset Management Corp. dated November 12, 2007, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Amendment No. 1 to Form 10 filed with the Securities and Exchange Commission on September 15, 2008, File No. 000-53352)

10.2	Amended and Restated Fee Arrangement Agreement between Titanium Asset Management Corp. and Integra Management Limited dated July 22, 2008 (1) (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

Exhibit	Description
10.3 †	Employment Agreement between Nigel Wightman and Titanium Asset Management Corp. dated September 5, 2007 (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.4 †	Employment Agreement between Jeffrey Hines and Sovereign Holdings LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.5 †	Employment Agreement between John Fisher and Wood Asset Management, Inc. dated June 9, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.6 †	Employment Agreement between Robert Kelly and National Investment Services, Inc. (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.7 †	Employment Agreement between Robert Brooks and National Investment Services, Inc. (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.8 †	Employment Agreement between Robert J. Siefert and National Investment Services, Inc. (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.9 †	Letter of Appointment to the Board of Directors between Yehoshua Abramovich and Titanium Asset Management Corp. dated July 17, 2007 (1) (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.10 †	Letter of Appointment to the Board of Directors between Avigdor Kaplan and Titanium Asset Management Corp. dated July 17, 2007 (1) (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.11	Indemnification Agreement dated July 17, 2007 by and between Titanium Asset Management Corp. and Yehoshua Abramovich (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.12	Indemnification Agreement dated July 17, 2007 by and between Titanium Asset Management Corp. and Avigdor Kaplan (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.13	Amended and Restated Investment Sub-Advisory Agreement dated February 13, 2006 by and between Attalus Capital, L.L.C. and National Investment Services Inc. (1) (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

Exhibit	Description
10.14	Referral Letter Agreement dated December 1, 2006 between Attalus Capital, L.L.C. and National Investment Services Inc. (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.15 †	Titanium Asset Management Corp. Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.16 †	Titanium Incentive Plan LLC Operating Agreement (1) (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.17 †	Amendment to Titanium Incentive Plan LLC Operating Agreement (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.18 †	Titanium Incentive Plan LLC Form of Grant Agreement (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.19	Business Note between National Investment Services, Inc. and Park Bank dated September 22, 2004 (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.20 †	Oral Agreements regarding Director Compensation (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.21	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.21 to the Registrant’s Amendment No. 1 to Form 10 filed with the Securities and Exchange Commission on September 15, 2008, File No. 000-53352)

10.22†	Employment Agreement between Brian L. Gevry and Boyd Watterson Asset Management, LLC dated November 7, 2008 (incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-K filed with the Securities and Exchange Commission on March 31, 2009, File No. 000-53352)

10.23	Indemnification Agreement dated July 1, 2009 by and between Titanium Asset Management Corp. and Shy Talmon (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the Securities and Exchange Commission on August 11, 2009, File No. 000-53352)

10.24	Referral Arrangement Letter Agreement dated July 1, 2009 between Attalus Capital, L.P. and National Investment Services, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the Securities and Exchange Commission on August 11, 2009, File No. 000-53352)

Exhibit	Description
10.25†	Amended Employment Agreement between Robert J. Siefert and National Investment Services, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed with the Securities and Exchange Commission on November 11, 2009, File No. 000-53352)

10.26	Indemnification Agreement dated November 3, 2009 between Titanium Asset Management Corp. and Ron Braverman. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed with the Securities and Exchange Commission on November 11, 2009, File No. 000-53352)

10.27 †	Compromise Agreement between Nigel Wightman and Titanium Asset Management Corp. dated March 18, 2010. *

21.1	Subsidiaries of Titanium Asset Management Corp. *

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

(1)	Certain schedules and exhibits have been omitted from these exhibits pursuant to Item 601(b)(2) of Regulation S K. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Commission.

†	indicates management contract or compensatory arrangement.

*	indicates previously filed.