Form 10-Q
period 2010-03-31
Titanium Asset Management Corp
filed 2010-05-17
CIK 1407161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
     At May 10, 2010, there were 20,514,816 shares of the registrant’s common stock and 612,716 shares of restricted stock outstanding.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Titanium Asset Management Corp.
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2010	2009
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$947,000	$4,773,000
Investments	12,009,000	12,549,000
Accounts receivable	3,789,000	5,030,000
Other current assets	1,121,000	1,162,000

Total current assets	17,866,000	23,514,000

Investments in affiliates	6,318,000	2,179,000
Property and equipment, net	402,000	427,000
Goodwill	28,147,000	28,147,000
Intangible assets, net	24,091,000	24,920,000

Total assets	$76,824,000	$79,187,000

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$198,000	$237,000
Acquisition payments due	1,744,000	1,746,000
Other current liabilities	2,541,000	3,504,000

Total current liabilities	4,483,000	5,487,000

Acquisition payments due	960,000	960,000

Total liabilities	5,443,000	6,447,000
Commitments and contingencies
Stockholders’ equity
Common stock, $0.0001 par value; 54,000,000 shares authorized; 20,564,816 shares issued and outstanding at March 31, 2010 and December 31, 2009	2,000	2,000
Restricted common stock, $0.0001 par value; 720,000 shares authorized; 612,716 issued and outstanding at March 31, 2010 and December 31, 2009	—	—
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	—	—
Additional paid-in capital	100,373,000	100,332,000
Accumulated deficit	(29,036,000)	(27,766,000)
Other comprehensive income	42,000	172,000

Total stockholders’ equity	71,381,000	72,740,000

Total liabilities and stockholders’ equity	$76,824,000	$79,187,000

See Notes to Condensed Consolidated Financial Statements contained herein and the Notes to Consolidated Financial Statements in the Titanium Asset Management Corp. Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”).

Titanium Asset Management Corp.
Condensed Consolidated Statement of Operations
(unaudited)

	Three Months Ended
	March 31,
	2010	2009

Operating revenues	$5,550,000	$5,163,000

Operating expenses:
Administrative	6,306,000	6,284,000
Amortization of intangible assets	829,000	943,000

Total operating expenses	7,135,000	7,227,000

Operating loss	(1,585,000)	(2,064,000)

Other income
Interest income	88,000	120,000
Gain (loss) on investments	104,000	(381,000)
Income from equity investees	139,000	—
Interest expense	(16,000)	(14,000)

Loss before taxes	(1,270,000)	(2,339,000)

Income tax benefit	—	(798,000)

Net loss	$(1,270,000)	$(1,541,000)

Earnings (loss) per share
Basic	$(0.06)	$(0.08)
Diluted	$(0.06)	$(0.08)

Weighted average number of common shares outstanding:
Basic	20,701,493	20,546,491
Diluted	20,701,493	20,546,491
See Notes to Condensed Consolidated Financial Statements contained herein and the Notes to Consolidated Financial Statements in the 2009 Form 10-K.

Titanium Asset Management Corp.
Condensed Consolidated Statement of Cash Flows
(unaudited)

	Three Months Ended
	March 31,
	2010	2009

Cash flows from operating activities
Net loss	$(1,270,000)	$(1,541,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	854,000	972,000
Share compensation expense	41,000	98,000
Loss (gain) on investments	(104,000)	381,000
Income from equity investees	(139,000)	—
Accretion of acquisition payments	16,000	10,000
Deferred income taxes	—	(798,000)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	1,241,000	403,000
Decrease (increase) in other current assets	41,000	(24,000)
Increase (decrease) in accounts payable	(39,000)	(221,000)
Increase (decrease) in other current liabilities	(981,000)	(63,000)

Net cash used in operating activities	(340,000)	(783,000)

Cash flows from investing activities
Purchases of property and equipment	—	(93,000)
Purchases of investments	(6,675,000)	(1,514,000)
Sales and redemptions of investments	7,189,000	—
Investments in equity investees	4,000,000	—
Cash paid for acquisition of subsidiaries, net of cash acquired	—	(6,000)

Net cash used in investing activities	(3,486,000)	(1,613,000)

Cash flows from financing activities
Payment of deferred acquisition obligations	—	(8,145,000)

Net cash used in financing activities	—	(8,145,000)

Net decrease in cash and cash equivalents	(3,826,000)	(10,541,000)

Cash and cash equivalents:
Beginning	4,773,000	18,753,000

Ending	$947,000	$8,212,000

See Notes to Condensed Consolidated Financial Statements contained herein and the Notes to Consolidated Financial Statements in the 2009 Form 10-K.

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
     The accompanying unaudited interim condensed consolidated financial statements have been prepared by the Company, in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, in the opinion of management, include all adjustments (all of which were of a normal and recurring nature) necessary for a fair statement of the information for each period contained therein.
     The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. These estimates are based on information available as of the date of these consolidated financial statements. Actual results could differ materially from those estimates.
     The information included in this Quarterly Report on Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein and in the 2009 Form 10-K and the Consolidated Financial Statements and the Notes thereto included in the 2009 Form 10-K.
Note 2 — Adoption of New Accounting Standards
     The Company’s significant accounting policies are discussed in the Notes to the Company’s Consolidated Financial Statements in the 2009 Form 10-K.
     The following new accounting standards and amendments to standards first became effective for the fiscal year beginning January 1, 2010:
•	A standard, which was issued by the Financial Accounting Standards Board (“FASB”) in June 2009, that requires entities to provide more information regarding sales of securitized financial assets and similar transactions. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.
•	A standard, which was issued by the FASB in June 2009, that modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The standard clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s performance. The standard requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity and also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. The FASB subsequently amended this standard to defer the consolidation requirements for investments in investment companies. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

Note 2 — Adoption of New Accounting Standards (continued)
•	An amended standard, issued by the FASB in January 2010, that requires additional disclosures about significant transfers in and out of levels 1 and 2 fair value measurements and reasons for the transfers. In addition, the amended standard requires new disclosures relating to the reconciliation for fair value measurements using unobservable inputs (level 3) detailing information about purchases, issuances, and settlements on a gross basis. The adoption of these amended disclosure requirements did not have a significant impact on the Company’s consolidated financial statements.
Note 3 — Investments
The Company’s current portfolio of debt securities and its investment in a commingled stock fund that was originated in 2008 and liquidated in 2009 are accounted for as available-for-sale securities. The Company’s investments in affiliates are accounted for using the equity method of accounting because the Company has significant influence over the management of the funds.
Current portfolio of debt securities

	Amortized cost	Unrealized gains	Unrealized losses	Fair value

March 31, 2010	$11,882,000	$153,000	$(26,000)	$12,009,000
December 31, 2009	$12,292,000	$259,000	$(2,000)	$12,549,000

Debt securities accounted for as available-for-sale and held at March 31, 2010 mature as flows:

			Amortized cost	Fair value

Within one year			$6,675,000	$6,765,000
After one year but within five years			$5,207,000	$5,244,000
During the three months ended March 31, 2010, the Company sold $7,189,000 of investments from its debt security portfolio and, based on the specific identification of the cost basis, realized a net gain of $104,000. During the three months ended March 31, 2009, the Company sold no investments. The following table provides a summary of the changes in and results of investment activities for the three months ended March 31, 2010 and 2009.

	2010	2009
Available-for-sale securities:
Proceeds from sale	$7,189,000	$—
Gross realized gains on sales	119,000	—
Gross realized losses on sales	(15,000)	—
Unrealized gains and (losses)	(26,000)	12,000
Net gains reclassified out of accumulated other comprehensive income to earnings	104,000	—

Note 3 — Investments (continued)
Commingled stock fund
The Company’s investment in a commingled stock fund consisted of its investment in the Plurima Titanium U.S. Stock Fund, a sub-fund of the Dublin-based Plurima Funds mutual funds complex, to which Wood served as investment advisor. At December 31, 2008, the Company’s investment at fair value was $672,000, net of an unrealized loss in the fund of approximately $294,000, which reflected the losses in the underlying values of the equity securities in which the fund was invested, reflective of the general decline of the equity markets over the last half of 2008. Based on the Company’s ability and intent to hold this investment for a reasonable period of time sufficient for a recovery of fair value, the Company did not consider this investment to be other-than-temporarily impaired at December 31, 2008. In March 2009, the Company’s board of directors determined that additional investments from other parties into the Plurima Titanium U.S. Equity Fund were likely not to be forthcoming. As a result, the Company decided to liquidate its investment in the commingled stock fund. Based on this decision, the Company recognized a $381,000 impairment loss on this investment, including the previously unrecognized loss of $294,000 that was reclassified out of accumulated other comprehensive income into earnings. The Company subsequently liquidated its investment and received proceeds of $587,000 from Plurima in 2009.
Investments in Affiliates
Investments in affiliates include the Company’s investment in the Titanium TALF Opportunity Fund (the “TALF Fund”), which it organized for its clients to invest primarily in securities participating in the Term Asset-Backed Securities Loan Facility (“TALF”) of the Federal Reserve Bank of New York. The Company is the managing member of the TALF Fund and serves as the investment manager for the TALF Fund for which it receives management fees. As of March 31, 2010, the Company’s investment in the TALF Fund (including an additional investment of $2,000,000 made during the three months ended March 31, 2010) represents approximately 11% of the total investments in the TALF Fund. Because the Company has an equity interest in the TALF Fund and has significant influence over the TALF Fund’s daily activities through its role as managing member and investment manager, the Company accounts for this investment using the equity method of accounting.
Investments in affiliates also include the Company’s $2,000,000 investment in the NIS Fixed Income Arbitrage Fund, LTD. (the “NIS ARB Fund”) made during the three months ended March 31, 2010. The Company is the managing member of the NIS ARB fund and serves as the investment manager for the NIS ARB Fund for which it receives management fees. As of March 31, 2010, the Company’s investment in the NIS ARB Fund represents approximately 15% of the total investments in the NIS ARB fund. Because the Company has an equity interest in the NIS ARB Fund and has significant influence over the NIS ARB Fund’s daily activities through its role as managing member and investment manager, the Company accounts for this investment using the equity method of accounting.
The activity related to the Company’s investment in affiliates for the three months ended March 31, 2010 is as follows:

Investment at December 31, 2009	$2,179,000
Additional investments	4,000,000
Equity in income of affiliates	139,000

Investments in affiliates at March 31, 2010	$6,318,000

Note 4 — Acquisition Obligations
In connection with the acquisitions of Wood, Sovereign, NIS and Boyd, the acquisition agreements provided for deferred fixed payments and contingent payments based on assets under management or revenues at specified future dates. The deferred fixed amounts due as of March 31, 2010 and December 31, 2009 are as follows:

	2010	2009

Current amounts:
Sovereign acquisition obligation (a)	$1,015,000	$1,033,000
NIS acquisition obligation (b)	729,000	713,000

Current acquisition payments due	$1,744,000	$1,746,000

Noncurrent amount -
Boyd acquisition obligation (c)	$960,000	$960,000

(a)	During the period ended March 31, 2010, as part of a settlement agreement with the previous majority owner of Sovereign, the Company agreed to pay $1,015,000 in full satisfaction of all amounts due, or that would become due, under the acquisition agreement. This amount was paid in April 2010.

(b)	The NIS acquisition obligation is due currently, payable in cash.

(c)	The Boyd acquisition obligation reflects a deferred stock grant of 192,000 shares of common stock valued at $960,000, payable in 2011.
Under terms of the acquisition agreement for Wood, the seller may receive additional payments should Wood achieve certain revenue and assets under management milestones through September 30, 2011. At March 31, 2010, the remaining maximum payments are $3,000,000, of which up to 50% is payable in Company common stock. Based on current estimates for assets under management and revenues, the Company estimates that approximately $995,000 will be due under the assets under management provision in 2011 and that no amount will be due under the revenue provision.
Under terms of the acquisition agreement for Boyd, the sellers may receive an additional deferred payment up to $8,000,000 based on the revenue run rate as of December 31, 2010, payable in 2011. The additional deferred payment is payable 65% cash and 35% Company common stock. Based on current estimates for the future revenues of Boyd, the Company estimates that the full $8,000,000 will be due in 2011.
Note 5 — Stockholders’ Equity
The Company’s authorized capital consists of 54,000,000 shares of common stock with a $0.0001 par value, 720,000 shares of restricted common stock with a $0.0001 par value, and 1,000,000 shares of preferred stock with a $0.0001 par value. The restricted common stock shares carry voting rights and no rights to dividends except in the case of liquidation of the Company. The restricted common stock shares convert on a one for one basis to shares of common stock if at any time within five years of their issue the ten-day average share price of the common stock exceeds $6.90 or if there is a change in control (as defined in the Company’s certificate of incorporation). No preferred stock had been issued at March 31, 2010.
At March 31, 2010, the Company had made common stock grants to certain employees that were compensatory because the grants vest based on continuing employment. These compensatory common stock grants include allocations of 55,322 shares of common stock held by the Titanium Incentive Plan, LLC (“TIP”), a wholly-owned subsidiary, that were allocated to certain employees during January 2009 and which vest June 21, 2010. The aggregate fair value of these shares of common stock at their grant dates was $246,000. During the three months ended March 31, 2010, the Company recognized $41,000 of compensation expense related to these grants and at

Note 5 — Stockholders’ Equity (continued)
March 31, 2010, there was $42,000 of unrecognized compensation expense related to the non-vested common stock grants.
In connection with the Company’s 2007 private placement, the Company issued 20,000,000 warrants that entitle the holder to purchase one share of common stock at $4.00 per share. The warrants expire in June 2011 unless earlier redeemed by the Company. At March 31, 2010, all 20,000,000 warrants were outstanding.
As part of the private placement, the Company granted an option to Sunrise Securities Corp. to acquire 2 million units at a price of $6.60 (each unit consists of one share of common stock and one warrant to acquire one share of common stock at $4.00 per share). At March 31, 2010, all of these options were outstanding.
Note 6 — Comprehensive Loss
Comprehensive loss for the periods ended March 31, 2010 and 2009 was as follows:

	Three Months Ended
	March 31,
	2010	2009

Net loss	$(1,270,000)	$(1,541,000)
Fair value gains (losses) on available-for-sale securities, net of tax	(130,000)	191,000

Comprehensive loss	$(1,400,000)	$(1,350,000)

Note 7 — Income Taxes
At December 31, 2009, the Company had deferred tax assets of $10,273,000 including the deferred tax benefits related to federal net operating loss carryforwards of approximately $10,636,000 that expire in 2028 and 2029 and state net operating loss carryforwards totaling approximately $10,233,000 that expire between 2023 and 2029.
In assessing the realizability of the Company’s deferred tax assets, we consider all relevant positive and negative evidence in determining whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of the gross deferred tax assets depends on several factors, including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. Pursuant to FASB guidance, a cumulative loss in recent years is a significant piece of negative evidence to be considered in evaluating the need for a valuation allowance that is difficult to overcome. Based on the pretax losses in 2008 and 2009, we determined that it was no longer appropriate to consider expected future income as the primary factor in determining the realizability of our deferred tax assets. As a result, the Company recognized a valuation allowance of $10,273,000 against the full value of deferred tax assets as of December 31, 2009.
Based on the continuation of cumulative losses, the Company continued to fully offset any additional deferred tax assets with additional valuation allowances during the three months ended March 31, 2010.

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
The computation of basic and diluted EPS is as follows:

	Three months ended
	March 31,
	2010	2009

Basic EPS:
Net loss	$(1,270,000)	$(1,541,000)

Weighted average shares of common stock outstanding	20,509,493	20,354,491
Shares of common stock to be issued in Boyd acquisition	192,000	192,000

Basic weighted average shares of common stock outstanding	20,701,493	20,546,491

Basic EPS	$(0.06)	$(0.08)

Diluted EPS:
Net loss	$(1,270,000)	$(1,541,000)

Basic weighted average shares of common stock outstanding	20,701,493	20,546,491
Shares of common stock issuable under warrants	—	2,022,472
Shares of common stock under compensatory common stock grants	38,627	21,024

Diluted weighted average shares of common stock outstanding	20,740,120	22,589,986

Diluted EPS	$(0.06)	$(0.08)

The diluted weighted average shares amount for the three months ended March 31, 2010 and 2009 are provided for informational purposes, as the net loss for these periods causes basic earnings per share to be the most dilutive.

Note 9 — Fair Value Disclosures
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
The Company measures the following assets at fair values on a recurring basis:

	Category used for Fair Values
	Level 1	Level 2	Level 3

Assets at March 31, 2010
Cash and cash equivalents	$947,000	$—	$—
Current securities available for sale — Debt securities	—	12,009,000	—
Noncurrent investment - Investment in equity investee	—	6,318,000	—

	$947,000	$18,327,000	$—

Assets at December 31, 2009
Cash and cash equivalents	$4,773,000	$—	$—
Current securities available for sale — Debt securities	—	12,549,000	—
Noncurrent investment - Investment in equity investee	—	2,179,000	—

	$4,773,000	$14,728,000	$—

Note 10 — Contingencies
On February 10, 2010, a former client of Sovereign filed suit in the United States District Court for the Northern District of Illinois against the Company and Sovereign, alleging fraudulent conduct and breach of fiduciary duty on the part of Sovereign in investing its assets in auction-rate securities. The claim alleges, among other things, that Sovereign failed to conduct adequate due diligence into the auction rate securities purchased for its account, and that the investment in the auction rate securities was outside of its investment policy. The suit seeks $4,704,000 in damages. Management believes the claim is covered by insurance, subject to the payment of deductible amounts by the Company. While management believes the claim is without merit and intends to defend vigorously against this action, there can be no assurance that the ultimate outcome of the lawsuit will be favorable to the Company or that the defense of the suit or its outcome will not have a material adverse effect on the Company’s business or financial results of operation.
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
FORWARD-LOOKING STATEMENTS
     This Quarterly Report on Form 10-Q, including particularly the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by and information currently available to the management of Titanium Asset Management Corp., a Delaware corporation (referred to as “we,” “our” or the “Company,” and, unless the context indicates otherwise, includes our wholly owned asset management subsidiaries, Wood Asset Management, Inc. (“Wood”), Sovereign Holdings LLC (“Sovereign”), National Investment Services, Inc. (“NIS”), and Boyd Watterson Asset Management, LLC (“Boyd”). We refer to Wood, Sovereign, NIS and Boyd collectively as our subsidiaries. The outcome of the events described in these forward-looking statements is subject to risks and uncertainties. Actual results and the outcome or timing of certain events may differ significantly from those projected in these forward-looking statements due to market fluctuations that alter our assets under management; termination of investment advisory agreements; loss of key personnel; loss of third-party distribution services; impairment of goodwill and other intangible assets; our inability to compete; market pressure on investment advisory fees; problems experienced in the acquisition or integration of target businesses; changes in law, regulation or tax rates; ineffective management of risk; inadequacy of insurance; changes in interest rates, equity prices, liquidity of global markets and international and regional political conditions; terrorism; changes in monetary and fiscal policy, investor sentiment and availability and cost of capital; technological changes and events; outcome of legal proceedings; changes in currency values, inflation and credit ratings; failure of our systems to properly operate; or actions taken by Clal Finance Ltd., (“Clal”), as our significant stockholder; factors listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”); and other factors listed in this Quarterly Report on Form 10-Q and from time to time in our other filings with the Securities and Exchange Commission (“SEC”). For this purpose, statements relating to integrating the operational, administrative and sales activities of our subsidiaries, earning of incentive fees, amount of future assets under management, acquisitions of additional asset management firms and payment therefor, payment of deferred consideration for the purchase of our subsidiaries and anticipated levels of future revenues, expenses or earnings, among other things; any statements using the terms “aim,” “anticipate,” “appear,” “based on,” “believe,” “can,” “continue,” “could,” “are emerging,” “estimate,” “expect,” “expectation,” “intend,” “may,” “ongoing,” “plan,” “possible” “potential, “predict,” “project,” “should” and “would” or similar words or phrases, or the negatives of those words or phrases; or discussions of strategy, plans, objectives or goals, may identify forward-looking statements that involve risks, uncertainties and other factors that could cause our actual results, financial condition and the outcome and timing of certain events to differ materially from those projected or management’s current expectations. By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise.
     The following discussion is designed to provide a better understanding of significant trends related to our consolidated financial condition and consolidated results of operations. The discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included in our 2009 Form 10-K.
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

During 2009, we extended our business to include real estate investment advisory services through the hiring of two experienced real estate investment managers. As of March 31, 2010, we had $8.5 billion of assets under management and an additional $1.0 billion of assets, on which we earn referral fees.
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
     We also have a referral arrangement with a hedge fund manager through which were earn fees for referring clients to its investment vehicles.
     Our operating revenues are substantially influenced by the changes to our assets under management and shifts in the distribution of assets under management among types of securities and investment strategies. Our assets under management fluctuate based primarily on our investment performance (both absolutely and relative to other investment advisors) and the success of our sales and marketing efforts. A material portion of our results will be influenced by fluctuations in world financial markets. Because they comprise the largest part of our assets under management, the performance of U.S. fixed-income securities should have the greatest influence on our results.
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
     On February 8, 2010, our Board of Directors announced that it had accepted the resignation of Nigel Wightman as Chairman and Chief Executive Officer and had named Mr. Robert Brooks as Chief Executive Officer. In addition to these changes, the Board of Directors also announced the appointments of Mr. Brian Gevry as Chief Operating Officer and Mr. Jonathan Hoenecke as Chief Financial Officer. Further, on April 9, 2010, Mr. John Fisher resigned his positions as a Managing Director and President and Chief Executive Officer of Wood and Sovereign. We believe these changes result in a more centralized team, which should enhance our efforts to integrate our operations, and will reduce our ongoing cost structure. Since March 31, 2009, we have reduced our headcount from 97 to 84. Principally as a result of these reductions, we reduced administrative expenses from $6,284,000 for the three months ended March 31, 2009 to $5,886,000 for the three months ended March 31, 2010, after adjusting the current year period for $420,000 of severance expenses.
Market Developments
     The fixed income and equity markets had solid quarters of performance with the Barclay’s Aggregate Index increasing 1.8% and the S&P 500 Index gaining 5.4%. For the twelve months ended March 31, 2010, the gains were 7.7% and 49.8%, respectively. As a result of the strong market returns and positive net flows, our assets under management increased by $925.9 million, or 12%, since March 31, 2009. The resultant increase in average assets under management further resulted in a 7% increase in investment advisory fees for the three months ended March 31, 2010.

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
     Assets under management of $8.5 billion at March 31, 2010 were 4% higher than the $8.2 billion reported at December 31, 2009 and 12% higher than the $7.6 billion reported at March 31, 2009. The following table presents summary activity for the three months ended March 31, 2010 and 2009, respectively and breakdowns for our assets under management at each period end.

	Three Months Ended		2010
	March 31,		vs.
(in millions)	2010	2009	2009

Period Activity:
Beginning balance	$8,151.4	$7,573.2	8%
Inflows	513.1	518.3	-1%
Outflows	(329.7)	(468.2)	30%
Market value change	163.3	(51.1)	NM

Ending balance	$8,498.1	$7,572.2	12%

Average Assets Under Management (1)	$8,324.8	$7,572.7	10%
Average Fee Rate (basis points)	24	24	NC

Period End Balances:
By investment strategy:
Fixed income	$7,485.4	$6,795.0	10%
Equity	916.5	777.2	18%
Real estate	96.2	—	NM

Total	$8,498.1	$7,572.2	12%

By client type:
Institutional	$6,910.4	$5,858.0	18%
Retail	1,587.7	1,714.2	-7%

Total	$8,498.1	$7,572.2	12%

By investment vehicle:
Separate accounts	$7,610.1	$7,140.3	7%
Private funds	888.0	431.9	106%

Total	$8,498.1	$7,572.2	12%

(1)	Average assets under management are calculated based on the quarter end balances and include amounts acquired in acquisitions in the first quarter following the acquisition.
NM: Not meaningful
NC: No change

     Our inflows for the three months ended March 31, 2010 were primarily related to our fixed income business. Since March 31, 2009, a significant portion of our inflows were generated by our participation in the Term Asset-Backed Securities Loan Facility (“TALF”) of the Federal Reserve Bank of New York, which generated approximately $735 million in new assets under management with both separate client accounts and the Titanium TALF Opportunity Fund (“TALF Fund”). The final TALF program auction was conducted in March 2010 and, as a result, further growth from this program will be limited.
     Asset outflows improved during the three months March 31, 2010 as the client losses at Sovereign that we experienced during 2009 substantially subsided during the three months ended March 31, 2010. In addition, the level of withdrawals by pension plan clients of NIS also subsided during the three months ended March 31, 2010.
     The market value change for the three months ended March 31, 2010 reflects the solid performance of both the fixed income and equity markets. The market value change for the three months ended March 31, 2009 reflects the ongoing turmoil in the equity markets that continued through the first quarter of 2009.
     Our mix of assets under management by investment strategy was relatively unchanged as fixed income assets comprised 88% of total assets under management in 2010 compared to 90% in 2009.
     During 2010 our mix of assets under management with institutional clients increased to 81% compared to 77% in 2009, primarily due to the loss of retail accounts at Sovereign. The modest change in mix did not result in a significant change in our average fee rate.
     The increase in assets managed through private funds reflects our organization during the third quarter of 2009 of the TALF Fund. At March 31, 2010, we had approximately $312.8 million of assets under management in the TALF Fund.
     Through April 30, 2010, our aggregate assets under management remained at approximately $8.5 billion.
     We have a referral arrangement with Attalus Capital, or Attalus, whereby we refer investors to investment vehicles sponsored by Attalus and in turn receive a referral fee equal to a percentage of the fees received by Attalus from the new clients. The assets managed by Attalus under this arrangement increased from $974.9 million at December 31, 2009 to $992.1 million at March 31, 2010. The activity related to these assets was as follows:

	Three Months Ended
	March 31,
(in millions)	2010	2009

Annual Activity:
Beginning balance	$974.9	$806.2
Inflows	5.2	2.7
Outflows	—	—
Market value change	12.0	16.9

Ending balance	$992.1	$825.8

Average Assets Under Management	$983.5	$816.0

Results of Operations
Consolidated Results of Operations

	Three Months Ended		2010
	March 31,		vs.
	2010	2009	2009

Operating revenues	$5,550,000	$5,163,000	7%
Operating expenses:
Administrative	6,306,000	6,284,000	NC
Amortization of intangible assets	829,000	943,000	-12%

Total operating expenses	7,135,000	7,227,000	-1%

Operating loss	(1,585,000)	(2,064,000)	23%
Other income and expense	315,000	(275,000)	NM

Loss before taxes	(1,270,000)	(2,339,000)	46%
Income tax benefit	—	(798,000)	NM

Net loss	$(1,270,000)	$(1,541,000)	18%

Net loss per share
basic	$(0.06)	$(0.08)	25%
diluted	$(0.06)	$(0.08)	25%

NM: Not meaningful
NC: no change
     The decrease in the net loss for three months ended March 31, 2010 compared to the three months ended March 31, 2009 is primarily attributable to the following:
•	An increase in revenue of $387,000, or 7%, reflecting the increase in average assets under management.

•	An increase in administrative expenses of $22,000, reflecting severance costs of $420,000 which more than offset other cash compensation reductions and a reduction in legal, audit, and other professional services fee expense.

•	A decrease in amortization charges from $943,000 to $829,000, reflecting the write off of intangible assets during 2009.

•	An increase in other income of $590,000, primarily reflecting investment income from our investments a portfolio of debt securities and income from two equity investees in 2010 compared to an impairment loss on a commingled stock fund recognized in 2009.

•	A $798,000 decrease in income tax benefits reflecting the continued establishment of valuation allowances for all deferred tax assets.

     In evaluating operating performance, we consider operating income and net income, which are calculated in accordance with accounting principles generally accepted in the United States (“GAAP”), as well as Adjusted EBITDA, an internally derived non-GAAP performance measure. We define Adjusted EBITDA as operating income before non-cash charges for amortization and impairment of intangible assets and goodwill, depreciation, and share compensation expense. We believe Adjusted EBITDA is useful as an indicator of our ongoing performance and our ability to service debt, make new investments, and meet working capital requirements. Adjusted EBITDA, as we calculate it, may not be consistent with computations made by other companies. We believe that many investors use this information when analyzing the operating performance, liquidity, and financial position of companies in the investment management industry. The following table provides a reconciliation of operating income to Adjusted EBITDA for the three months ended March 31, 2010 and 2009.

	Three Months Ended		2010
	March 31,		vs.
	2010	2009	2009

Operating loss	$(1,585,000)	$(2,064,000)	7%
Amortization of intangible assets	829,000	943,000	-12%
Depreciation expense	25,000	29,000	-14%
Share compensation expense	41,000	98,000	-58%

Adjusted EBITDA	$(690,000)	$(994,000)	31%

     Adjusted EBITDA for the three months ended March 31, 2010 includes severance costs of $420,000. Excluding severance costs, our Adjusted EBITDA deficit would have been $270,000.
     Operating Revenues
     Our operating revenues include investment advisory fees received for the management of assets within separate accounts and private funds. We also receive incentive fees on an annual basis from the management of two of the private funds that invest in preferred stocks. We also receive referral fees in connection with NIS’s referral arrangement with Attalus. Operating revenues increased by $387,000, or 7%, in 2010 primarily due to the increase in average assets under management. The changes by revenue category are more fully described below.

	Three Months Ended		2010
	March 31,		vs.
	2010	2009	2009

Investment advisory fees	$4,943,000	$4,621,000	7%
Referral fees	607,000	542,000	12%

Total operating revenues	$5,550,000	$5,163,000	7%

     Investment advisory fees increased by $322,000, or 7%, in 2010 due to the increase in average assets under management from $7.6 billion in 2009 to $8.3 billion in 2010. The 10% increase in average assets under management was principally the result of strong market returns and positive net flows since March 31, 2009.
     We earn referral fees in connection with NIS’s distribution agreement with Attalus. The $65,000 increase in referral fees primarily reflects a modest increase in average assets under management.
     We also earn incentive fees from two private preferred stock funds managed by NIS. These fees are based on a calendar year performance period and we recognize the fees at the conclusion of the performance period. In 2009, we earned incentive fees of $1,256,000, which were recognized in December 2009. While preferred stock returns are volatile, based on performance through March 31, 2010, we would have earned incentive fees of approximately $200,000.

     Administrative Expenses
     Administrative expenses increased by $22,000 in 2010 reflecting severance costs of $420,000 which more than offset other cash compensation reductions and a reduction in legal, audit, and other professional services expense. The changes by expense category are more fully described below.

	Three Months Ended		2010
	March 31,		vs.
	2010	2009	2009

Employee compensation:
Cash compensation	$4,008,000	$3,753,000	7%
Share-based compensation	41,000	98,000	-58%

Total compensation	4,049,000	3,851,000	5%
Third party distribution expense	251,000	205,000	22%
Legal, audit, and other professional services	554,000	752,000	-26%
Occupancy	327,000	328,000	NC
Other administrative expenses	1,125,000	1,148,000	-2%

Total administrative expenses	$6,306,000	$6,284,000	NC

NC: No change
     Cash compensation increased by $255,000, or 7%, in 2010 due to $420,000 of severance costs. Excluding severance, our cash compensation decreased by $165,000, or 4%, primarily due to reduced headcount. Overall, we reduced headcount from 97 at March 31, 2009 to 84 at March 31, 2010.
     Third party distribution expense represents payments made to broker-dealer networks and other outside sales commissions. The increase in 2010 reflects increased levels of business conducted through an outside sales agent and a broker dealer network.
     The $198,000 decrease in legal, audit, and other professional services expense primarily reflects reduced legal and accounting services. During the first quarter of 2009, we incurred significant legal and accounting costs in connection with the completion of our initial Form 10-K.
     Other administrative expenses principally include travel and other marketing related expenses, pricing, trading and other investment management services, and insurance expense.

     Other Income and Expense
     Other income and expense includes investment income from the investment of excess cash balances offset by interest expense that represents accretion of discounted acquisition obligations.

	Three Months Ended		2010
	March 31,		vs.
	2010	2009	2009

Interest income	$88,000	$120,000	-27%
Realized gains on investments	104,000	—	NM
Impairment loss on investment in commingled stock fund	—	(381,000)	NM
Income from equity investees	139,000	—	NM
Interest expense	(16,000)	(14,000)	14%

Total other income (expense)	$315,000	$(275,000)	NM

NM: Not meaningful
     Our interest income was $88,000 in 2010 compared to $120,000 in 2009. The decrease in interest income reflects the use of $6,000,000 to invest in two of our private funds since March 31, 2009. At March 31, 2010, we had $12,009,000 invested in the portfolio of debt securities compared to $12,209,000 at March 31, 2009. Realized gains on investments represent gains on the sale or redemptions of securities from the portfolio.
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
     Income from equity investees represents our share of the net income of two investments in affiliates.
     Our investment in affiliates includes an investment in the Titanium TALF Opportunity Fund, which we organized for our clients to invest primarily in securities participating in the Term Asset-Backed Securities Loan Facility of the Federal Reserve Bank of New York. We are the managing member of the TALF Fund and serve as the investment manager for the TALF Fund for which we receive management fees. As of March 31, 2010, our investment in the TALF Fund represents approximately 11% of the total investments in the TALF Fund. Because we have an equity interest in the TALF Fund and have significant influence over the TALF Fund’s daily activities through our role as managing member and investment manager, we account for this investment using the equity method of accounting.
     Our investment in affiliates also includes a $2,000,000 investment in the NIS Fixed Income Arbitrage Fund, LTD. (the “NIS ARB Fund”) made during the three months ended March 31, 2010. We are the managing member of the NIS ARB fund and serve as the investment manager for the NIS ARB Fund for which we receive management fees. As of March 31, 2010, our investment in the NIS ARB Fund represents approximately 15% of the total investments in the NIS ARB fund. Because we have an equity interest in the NIS ARB Fund and have significant influence over the NIS ARB Fund’s daily activities through our role as managing member and investment manager, we account for this investment using the equity method of accounting.

Liquidity and Capital Resources
     At March 31, 2010, we had $19,274,000 of funds available consisting of $947,000 of cash and cash equivalents, $12,009,000 of securities available for sale, and $6,318,000 invested in the two private funds that we manage. At December 31, 2009, these combined balances were $19,501,000.

	Three Months Ended March 31,
	2010	2009

Net cash used in operating activities	$(340,000)	$(783,000)
Net cash used in investing activities	$(3,486,000)	$(1,613,000)
Net cash used in financing activities	$—	$(8,145,000)
     Net cash used in operating activities decreased from $783,000 in 2009 to $340,000 in 2010 primarily as a result of operating revenues increasing by more than the increase in administrative expenses.
     Net cash used in investing activities in 2010 primarily reflects the use of approximately $4,000,000 for additional investments in two private funds that we manage. Net cash used in investing activities in 2009 reflects an increase to the portfolio of debt securities during the three months ended March 31, 2009.
     Net cash used for financing activities in 2009 reflects the payments of acquisition obligations related to our acquisition of Boyd.
     In connection with the acquisitions of Wood, Sovereign, NIS and Boyd, the acquisition agreements provided for deferred fixed payments and contingent payments based on assets under management or revenues at specified future dates. The deferred fixed amounts due as of March 31, 2010 and December 31, 2009 are as follows:

	2010	2009

Current amounts:
Sovereign acquisition obligation (a)	$1,015,000	$1,033,000
NIS acquisition obligation (b)	729,000	713,000

Current acquisition payments due	$1,744,000	$1,746,000

Noncurrent amount -
Boyd acquisition obligation (c)	$960,000	$960,000

(a)	During the period ended March 31, 2010, as part of a settlement agreement with the previous majority owner of Sovereign, the Company agreed to pay $1,015,000 in full satisfaction of all amounts due, or that would become due, under the acquisition agreement. This amount was paid in April 2010.

(b)	The NIS acquisition obligation is due currently payable in cash.

(c)	The Boyd acquisition obligation reflects a deferred stock grant of 192,000 shares of common stock valued at $960,000, payable in 2011.
     Under terms of the acquisition agreement for Wood, the seller may receive additional payments should Wood achieve certain revenue and assets under management milestones through September 30, 2011. At March 31, 2010, the remaining maximum payments are $3,000,000, of which up to 50% is payable in Titanium common stock. Based on current estimates for assets under management and revenues, the Company estimates that approximately $995,000 will be due under the assets under management provision in 2011 and that no amount will be due under the revenue provision.
     Under terms of the acquisition agreement for Boyd, the sellers may receive an additional deferred payment up to $8,000,000 based on the revenue run rate as of December 31, 2010, payable in 2011. The additional deferred payment is payable 65% cash and 35% Titanium common stock. Based on current estimates for the future revenues of Boyd, the Company estimates that the full $8,000,000 will be due in 2011.
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
Critical Accounting Policies
     Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires us to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of critical accounting estimates may be found in our 2009 Form 10-K in the Notes to the Consolidated Financial Statements and the Critical Accounting Estimates section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Recent Accounting Pronouncements
     The following new accounting standards and amendments to standards first became effective for the fiscal year beginning January 1, 2010:
•	A standard, which was issued by the FASB in June 2009, that requires entities to provide more information regarding sales of securitized financial assets and similar transactions. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.
•	A standard, which was issued by the FASB in June 2009, that modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The standard clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s performance. The standard requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity and also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. The FASB subsequently amended this standard to defer the consolidation requirements for investments in investment companies. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.
•	An amended standard, issued by the FASB in January 2010, that require additional disclosures about significant transfers in and out of levels 1 and 2 fair value measurements and reasons for the transfers. In addition, the amended standard requires new disclosures relating to the reconciliation for fair value measurements using unobservable inputs (level 3) detailing information about purchases, issuances, and settlements on a gross basis. The adoption of these amended disclosure requirements did not have a significant impact on the company’s consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
     Not applicable.

Item 4T.	Controls and Procedures
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
     Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
     For information regarding legal proceedings related to the Company, see Note 10 – Contingencies.

Item 1A.	Risk Factors
     Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     None.

Item 3.	Defaults Upon Senior Securities
     None.

Item 4.	(Removed and Reserved)
     None.

Item 5.	Other Information
     None.

Item 6.	Exhibits

Exhibit Number	Description
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TITANIUM ASSET MANAGEMENT CORP.
May 17, 2010	By:	/s/ Robert Brooks
		Name:	Robert Brooks
		Title:	Chief Executive Officer (Principal Executive Officer)

May 17, 2010	By:	/s/ Jonathan Hoenecke
		Name:	Jonathan Hoenecke
		Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.