Form 10-Q
period 2010-06-30
Titanium Asset Management Corp
filed 2010-08-13
CIK 1407161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

At August 6, 2010, there were 20,491,824 shares of the registrant’s common stock and 612,716 shares of restricted stock outstanding.

TABLE OF CONTENTS

i

PART I.                    FINANCIAL INFORMATION

Item 1.                      Financial Statements

Titanium Asset Management Corp.
Condensed Consolidated Balance Sheets

	June 30, 2010	December 31, 2009
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$1,224,000	$4,773,000
Investments	9,987,000	12,549,000
Accounts receivable	3,894,000	5,030,000
Other current assets	948,000	1,162,000
Total current assets	16,053,000	23,514,000

Investments in affiliates	6,377,000	2,179,000
Property and equipment, net	386,000	427,000
Goodwill	28,147,000	28,147,000
Intangible assets, net	23,263,000	24,920,000
Total assets	$74,226,000	$79,187,000

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$229,000	$237,000
Acquisition payments due	-	1,746,000
Other current liabilities	2,710,000	3,504,000
Total current liabilities	2,939,000	5,487,000

Acquisition payments due	960,000	960,000
Total liabilities	3,899,000	6,447,000
Commitments and contingencies
Stockholders’ equity
Common stock, $0.0001 par value; 54,000,000 shares authorized; 20,491,824 shares issued and outstanding at June 30, 2010 and 20,564,816 shares issued and outstanding at December 31, 2009	2,000	2,000
Restricted common stock, $0.0001 par value; 720,000 shares authorized; 612,716 issued and outstanding at June 30, 2010 and December 31, 2009	-	-
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	-	-
Additional paid-in capital	100,135,000	100,332,000
Accumulated deficit	(29,852,000)	(27,766,000)
Other comprehensive income	42,000	172,000
Total stockholders’ equity	70,327,000	72,740,000
Total liabilities and stockholders’ equity	$74,226,000	$79,187,000

See Notes to Condensed Consolidated Financial Statements contained herein and the Notes to Consolidated Financial Statements in the Titanium Asset Management Corp. Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”).

Titanium Asset Management Corp.
Condensed Consolidated Statements of Operations
 (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Operating revenues	$5,691,000	$5,132,000	$11,242,000	$10,295,000

Operating expenses:
Administrative	6,082,000	6,297,000	12,389,000	12,581,000
Amortization of intangible assets	829,000	1,096,000	1,658,000	2,039,000
Total operating expenses	6,911,000	7,393,000	14,047,000	14,620,000
Operating loss	(1,220,000)	(2,261,000)	(2,805,000)	(4,325,000)

Other income
Interest income	76,000	114,000	164,000	234,000
Gain (loss) on investments	24,000	193,000	127,000	(188,000)
Income from equity investees	304,000	-	444,000	-
Interest expense	-	(15,000)	(16,000)	(29,000)
Loss before taxes	(816,000)	(1,969,000)	(2,086,000)	(4,308,000)

Income tax benefit	-	(774,000)	-	(1,572,000)

Net loss	$(816,000)	$(1,195,000)	$(2,086,000)	$(2,736,000)

Earnings (loss) per share
Basic	$(0.04)	$(0.06)	$(0.10)	$(0.13)
Diluted	$(0.04)	$(0.06)	$(0.10)	$(0.13)

Weighted average number of common shares outstanding:
Basic	20,694,693	20,546,490	20,698,074	20,546,490
Diluted	20,694,693	20,546,490	20,698,074	20,546,490

See Notes to Condensed Consolidated Financial Statements contained herein and the Notes to Consolidated Financial Statements in the 2009 Form 10-K.

Titanium Asset Management Corp.
Condensed Consolidated Statements of Cash Flows
 (unaudited)

	Six Months Ended June 30,
	2010	2009

Cash flows from operating activities
Net loss	$(2,086,000)	$(2,736,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	1,658,000	2,039,000
Depreciation	46,000	54,000
Share compensation expense (credit)	(139,000)	205,000
Loss (gain) on investments	(127,000)	188,000
Income from equity investees	(444,000)	-
Accretion of acquisition payments	16,000	25,000
Deferred income taxes	-	(1,572,000)
Changes in assets and liabilities:
Decrease in accounts receivable	1,136,000	562,000
Decrease in other current assets	214,000	170,000
Decrease in accounts payable	(8,000)	(348,000)
Decrease in other current liabilities	(870,000)	(25,000)
Net cash used in operating activities	(604,000)	(1,438,000)

Cash flows from investing activities
Purchases of property and equipment	(6,000)	(121,000)
Purchases of investments	(8,874,000)	(8,437,000)
Sales and redemptions of investments	11,433,000	10,690,000
Investments in equity investees	(4,000,000)	-
Distributions from equity investees	246,000	-
Acquisitions of subsidiaries, net of cash acquired	(1,744,000)	(8,151,000)
Net cash used in investing activities	(2,945,000)	(6,019,000)

Net decrease in cash and cash equivalents	(3,549,000)	(7,457,000)

Cash and cash equivalents:
Beginning	4,773,000	18,753,000
Ending	$1,224,000	$11,296,000

See Notes to Condensed Consolidated Financial Statements contained herein and the Notes to Consolidated Financial Statements in the 2009 Form 10-K.

Titanium Asset Management Corp.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 – General

Titanium Asset Management Corp. (the “Company”) was incorporated on February 2, 2007.  The Company commenced operations as a special purpose acquisition company to acquire one or more operating companies engaged in the asset management business.  On October 1, 2007, the Company acquired all of the voting common stock of Wood Asset Management, Inc. (“Wood”) and all of the membership interests of Sovereign Holdings, LLC (“Sovereign”), two asset management firms.  On March 31, 2008, the Company acquired all of the outstanding capital stock of National Investment Services, Inc. (“NIS”), a third asset management firm.  After such business combinations, the Company ceased to act as a special purpose acquisition vehicle.  On December 31, 2008, the Company acquired all of the membership interests of Boyd Watterson Asset Management, LLC (“Boyd”), a fourth asset management firm.  The Company’s strategy is to manage these operating companies as an integrated business.

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

The cash flow activity for the six months ended June 30, 2009 related to the payment of deferred acquisition obligations has been reclassified to be included within investing activities.

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

Note 2 – Adoption of New Accounting Standards (continued)

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

Note 3 – Investments

The Company’s current portfolio of debt securities and its investment in a commingled stock fund that was originated in 2008 and liquidated in 2009 are accounted for as available-for-sale securities.  The Company’s investments in affiliates are accounted for using the equity method of accounting because the Company has significant influence over the management of the funds.

Current portfolio of debt securities

	Amortized cost	Unrealized gains	Unrealized losses	Fair value

June 30, 2010	$9,860,000	$145,000	$(18,000)	$9,987,000
December 31, 2009	$12,292,000	$259,000	$(2,000)	$12,549,000

Debt securities accounted for as available-for-sale and held at June 30, 2010 mature as flows:

	Amortized cost	Fair value
Within one year	$5,630,000	$5,692,000
After one year but within five years	$4,230,000	$4,295,000

The following is a summary of the realized gains and losses on the sale of investments from the Company’s portfolio of debt securities for the three and six months ended June 30, 2010 and 2009.  The specific identification method is used to determine the realized gain or loss.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Realized gains	$37,000	$208,000	$156,000	$208,000
Realized losses	(13,000)	(15,000)	(29,000)	(15,000)
Net realized gains	$24,000	$193,000	$127,000	$193,000

Note 3 – Investments (continued)

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

Investments in Affiliates

Investments in affiliates include the Company’s investment in the Titanium TALF Opportunity Fund (the “TALF Fund”), which it organized for its clients to invest in securities participating in the Term Asset-Backed Securities Loan Facility (“TALF”) of the Federal Reserve Bank of New York.  The Company is the managing member of the TALF Fund and serves as the investment manager for the TALF Fund for which it receives management fees.  As of June 30, 2010, the Company’s investment in the TALF Fund (including an additional investment of $2,000,000 made during the six months ended June 30, 2010) represents approximately 11% of the total investments in the TALF Fund.  Because the Company has an equity interest in the TALF Fund and has significant influence over the TALF Fund’s daily activities through its role as managing member and investment manager, the Company accounts for this investment using the equity method of accounting.

Investments in affiliates also include the Company’s $2,000,000 investment in the NIS Fixed Income Arbitrage Fund, LTD. (the “NIS ARB Fund”) made during the six months ended June 30, 2010.  The Company is the managing member of the NIS ARB fund and serves as the investment manager for the NIS ARB Fund for which it receives management fees.  As of June 30, 2010, the Company’s investment in the NIS ARB Fund represents approximately 15% of the total investments in the NIS ARB fund.  Because the Company has an equity interest in the NIS ARB Fund and has significant influence over the NIS ARB Fund’s daily activities through its role as managing member and investment manager, the Company accounts for this investment using the equity method of accounting.

The activity related to the Company’s investment in affiliates for the six months ended June 30, 2010 is as follows:

Investment at December 31, 2009	$2,179,000
Additional investments	4,000,000
Distributions	(246,000)
Equity in income of affiliates	444,000
Investments in affiliates at June 30, 2010	$6,377,000

Note 4 – Acquisition Obligations

In connection with the acquisitions of Wood, Sovereign, NIS and Boyd, the acquisition agreements provided for deferred fixed payments and contingent payments based on assets under management or revenues at specified future dates.  The deferred fixed amounts due as of June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010	December 31, 2009
Current amounts:
Sovereign acquisition obligation (a)	$-	$1,033,000
NIS acquisition obligation (b)	-	713,000
Current acquisition payments due	$-	$1,746,000

Noncurrent amount -
Boyd acquisition obligation (c)	$960,000	$960,000

(a)
During the period ended March 31, 2010, as part of a settlement agreement with the previous majority owner of Sovereign, the Company agreed to pay $1,015,000 in full satisfaction of all amounts due, or that would become due, under the acquisition agreement.  This amount was paid in April 2010.

(b)	The NIS acquisition obligation was paid in May 2010.

(c)	The Boyd acquisition obligation reflects a deferred stock grant of 192,000 shares of common stock valued at $960,000, payable in 2011.

Under terms of the acquisition agreement for Wood, the seller may receive additional payments should Wood achieve certain revenue and assets under management milestones through September 30, 2011.  At June 30, 2010, the remaining maximum payments are $3,000,000, of which up to 50% is payable in Company common stock.  Based on current estimates for assets under management and revenues, the Company estimates that approximately $995,000 will be due under the assets under management provision in 2011 and that no amount will be due under the revenue provision.

Under terms of the acquisition agreement for Boyd, the sellers may receive an additional deferred payment up to $8,000,000 based on the revenue run rate as of December 31, 2010, payable in 2011. The additional deferred payment is payable 65% cash and 35% Company common stock.  Based on current estimates for the future revenue run rate of Boyd, the Company estimates that the full $8,000,000 will be due in 2011.

Note 5 – Stockholders’ Equity

The Company’s authorized capital consists of 54,000,000 shares of common stock with a $0.0001 par value, 720,000 shares of restricted common stock with a $0.0001 par value, and 1,000,000 shares of preferred stock with a $0.0001 par value.  The restricted common stock shares carry voting rights and no rights to dividends except in the case of liquidation of the Company.  The restricted common stock shares convert on a one for one basis to shares of common stock if at any time within five years of their issue the ten-day average share price of the common stock exceeds $6.90 or if there is a change in control  (as defined in the Company’s certificate of incorporation).  No preferred stock had been issued at June 30, 2010.

At December 31, 2009, the Company had outstanding compensatory stock grants for 55,322 shares of common stock held by Titanium Incentive Plan, LLC (“TIP”), a wholly-owned subsidiary.  During April 2010, an award for 50,000 shares was forfeited resulting in the reversal of $185,000 of previously recognized compensation expense.  The remaining grants vested on June 21, 2010.  At June 30, 2010, the Company had no further compensatory awards outstanding.

Note 5 – Stockholders’ Equity (continued)

In connection with the Company’s 2007 private placement, the Company issued 20,000,000 warrants that entitle the holder to purchase one share of common stock at $4.00 per share.  The warrants expire in June 2011 unless earlier redeemed by the Company.  At June 30, 2010, all 20,000,000 warrants were outstanding.

As part of the private placement, the Company granted an option to Sunrise Securities Corp. to acquire 2 million units at a price of $6.60 (each unit consists of one share of common stock and one warrant to acquire one share of common stock at $4.00 per share).  At June 30, 2010, all of these options were outstanding.

Note 6 – Comprehensive Loss

Comprehensive loss for the periods ended June 30, 2010 and 2009 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net loss	$(816,000)	$(1,195,000)	$(2,086,000)	$(2,736,000)
Unrealized losses on available-for-sale securities	-	(61,000)	(26,000)	(49,000)
Net (gains) losses reclassified from accumulated other comprehensive income to earnings	-	-	(104,000)	294,000
Income tax on other comprehensive income items	-	23,000	-	(92,000)
Other comprehensive income items, net of tax	-	(38,000)	(130,000)	153,000
Comprehensive loss	$(816,000)	$(1,233,000)	$(2,219,000)	$(2,583,000)

Note 7 – Income Taxes

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

Based on the continuation of cumulative losses, the Company continued to fully offset any additional deferred tax assets with additional valuation allowances during the six months ended June 30, 2010.

Note 8 – Earnings per Share

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

The computation of basic and diluted EPS is as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Basic EPS:
Net loss	$(816,000)	$(1,195,000)	$(2,086,000)	$(2,736,000)

Weighted average shares of common stock outstanding	20,502,693	20,354,490	20,506,074	20,354,490
Shares of common stock to be issued in Boyd acquisition	192,000	192,000	192,000	192,000
Basic weighted average shares of common stock outstanding	20,694,693	20,546,490	20,698,074	20,546,490

Basic EPS	$(0.04)	$(0.06)	$(0.10)	$(0.13)

Diluted EPS:
Net loss	$(816,000)	$(1,195,000)	$(2,086,000)	$(2,736,000)

Basic weighted average shares of common stock outstanding	20,694,693	20,546,490	20,698,074	20,546,490
Shares of common stock issuable under warrants	-	1,647,236	-	2,466,528
Shares of common stock under compensatory common stock grants	4,796	44,992	5,057	46,323
Diluted weighted average shares of common stock outstanding	20,699,488	22,238,718	20,703,131	23,059,341

Diluted EPS	$(0.04)	$(0.06)	$(0.10)	$(0.13)

The diluted weighted average shares amount for the three and six month periods ended June 30, 2010 and 2009 are provided for informational purposes, as the net loss for these periods causes basic earnings per share to be the most dilutive.

 Note 9 – Fair Value Disclosures

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

The Company measures the following assets at fair values on a recurring basis:

	Category used for Fair Values
	Level 1	Level 2	Level 3

Assets at June 30, 2010
Cash and cash equivalents	$1,224,000	$-	$-
Current securities available for sale – Debt securities	-	9,987,000	-
	$1,224,000	$9,987,000	$-

Assets at December 31, 2009
Cash and cash equivalents	$4,773,000	$-	$-
Current securities available for sale – Debt securities	-	12,549,000	-
	$4,773,000	$12,549,000	$-

Note 10 – Contingencies

On February 10, 2010, a former client of Sovereign filed suit in the United States District Court for the Northern District of Illinois against the Company and Sovereign, alleging fraudulent conduct and breach of fiduciary duty on the part of Sovereign in investing its assets in auction-rate securities.  The claim alleges, among other things, that Sovereign failed to conduct adequate due diligence into the auction rate securities purchased for its account, and that the investment in the auction rate securities was outside of its investment policy.  The suit seeks $4,704,000 in damages.  Management believes the claim is covered by insurance, subject to the payment of deductible amounts by the Company.  While management believes the claim is without merit and intends to defend vigorously against this action, there can be no assurance that the ultimate outcome of the lawsuit will be favorable to the Company or that the defense of the suit or its outcome will not have a material adverse effect on the Company's business or financial results of operation.

Sovereign received a letter from a client dated July 16, 2010, demanding that Sovereign compensate it for losses relating to allegedly unsuitable investments in approximately $30 million of various auction rate securities purchased on its behalf by Sovereign.  Management is in the process of evaluating this demand and the client’s allegations to determine whether there is any merit to them.  At this preliminary stage, the Company cannot determine the potential liability of the Company or the likelihood of an unfavorable outcome.  In any event, management believes the claim would be covered by insurance (up to $20 million), subject to the payment of deductible amounts by the Company.

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

Through four acquisitions, we have assembled a group of investment managers with solid long-term track records to serve as our core asset management business.  Through these investment managers, we have expertise in both fixed-income and equity investment strategies and have a client base that extends from individuals to a range of institutional investors, as well as solid sub-advisory and referral arrangements with a variety of broker-dealers.  During 2009, we extended our business to include real estate investment advisory services through the hiring of two experienced real estate investment managers.  As of June 30, 2010, we had $8.4 billion of assets under management and an additional $1.0 billion of assets, on which we earn referral fees.

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

On February 8, 2010, our Board of Directors announced that it had accepted the resignation of Nigel Wightman as Chairman and Chief Executive Officer and had named Mr. Robert Brooks as Chief Executive Officer.  In addition to these changes, the Board of Directors also announced the appointments of Mr. Brian Gevry as Chief Operating Officer and Mr. Jonathan Hoenecke as Chief Financial Officer.  Further, on April 9, 2010, Mr. John Fisher resigned his positions as a Managing Director and President and Chief Executive Officer of Wood and Sovereign. We believe these changes result in a more centralized team, which should enhance our efforts to integrate our operations, and will reduce our ongoing cost structure.  Since March 31, 2009, we have reduced our headcount from 97 to 81.  Principally as a result of these reductions, we reduced administrative expenses from $6,284,000 for the three months ended March 31, 2009 to $5,689,000 for the three months ended June 30, 2010, after adjusting the current year period for $393,000 of severance expenses.

Market Developments

The fixed income market performance during the three months ended June 30, 2010 was solid with the Barclay’s Aggregate Index increasing 3.5% while the equity markets reversed course and the S&P 500 Index declined by 11.4%.  For the twelve months ended June 30, 2010, the Barclay’s Aggregate Index gained 9.5% while the S&P 500 Index gained 14.4%.  As a result of the strong market returns and positive net flows, our assets under management increased by $800.9 million, or 11%, since June 30, 2009.  The resultant increase in average assets under management further resulted in a 11% increase in investment advisory fees for the three months ended June 30, 2010 and a 9% increase for the six months ended June 30, 2010 compared to the prior year comparable periods.

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

Assets under management of $8.4 billion at June 30, 2010 were 3% higher than the $8.2 billion reported at December 31, 2009 and 11% higher than the $7.6 billion reported at June 30, 2009.   The following table presents summary activity for the three and six months ended June 30, 2010 and 2009.

	Three Months Ended		2010	Six Months Ended		2010
	June 30,		vs.	June 30,		vs.
(in millions)	2010	2009	2009	2010	2009	2009

Period Activity:
Beginning balance	$8,498.1	$7,572.2	12%	$8,151.4	$7,573.2	8%

Inflows	320.6	428.2	-25%	833.7	946.5	-12%
Outflows(1)	(462.0)	(616.3)	-25%	(791.7)	(1,084.5)	-27%
Net flows	(141.4)	(188.1)	-25%	42.0	(138.0)	NM

Market value change	59.1	230.8	-74%	222.4	179.7	24%

Ending balance	$8,415.8	$7,614.9	11%	$8,415.8	$7,614.9	11%

Average Assets Under Management (2)	$8,457.0	$7,593.6	11%	$8,390.8	$7,583.2	9%
Average Fee Rate (basis points)	24	24	NC	24	24	NC

(1)	Outflows for the three and six month periods ended June 30, 2010 include the elimination of approximately $100 million of advisory-only accounts whose fees are not asset-based.

(2)	Average assets under management are calculated based on the quarter end balances and include amounts acquired in acquisitions in the first quarter following the acquisition.

NM:  Not meaningful
NC:  No change

Excluding the adjustment to eliminate certain advisory-only accounts, net outflows for the three months ended June 30, 2010 were approximately $40 million compared to approximately $188 million for the prior year period.  The improvement principally reflects the stabilization of our Sovereign business and the moderation of asset withdrawals by pension plan clients of NIS.

Excluding the adjustment to eliminate certain advisory-only accounts, net inflows for the six months ended June 30, 2010 were approximately $140 million compared to net outflows of approximately $138 million for the prior year period.  The improvement principally reflects new business generated by our participation in the Term Asset-Backed Securities Loan Facility (“TALF”) of the Federal Reserve Bank of New York, the stabilization of our Sovereign business, and the moderation of asset withdrawals by pension plan clients of NIS.

Since March 31, 2009, a significant portion of our inflows were generated by our participation in the TALF program.  In total, our participation generated approximately $735 million in new assets under management with both separate client accounts and the Titanium TALF Opportunity Fund (“TALF Fund”).  The final TALF program auction was conducted in March 2010 and, as a result, further growth from this program will be limited.

The variance in the market value change for the three month periods primarily reflects the volatility in the equity assets, which comprise approximately 8% of our total assets under management.  During the three months ended June 30, 2010, the S&P 500 Index declined by 11.4% whereas during the prior year period the S&P 500 Index gained 15.9%.  The market value changes for the six month periods reflect solid performance of fixed income markets.  During the six months ended June 30, 2010, the Barclay’s Aggregate Index gained 5.3% compared to a 1.9% gain in the prior year period.

The following table presents summary breakdowns for our assets under management at June 30, 2010 and 2009.

	2010	2009
By investment strategy:
Fixed income	$7,603.1	$6,907.4	10%
Equity	697.6	707.5	-1%
Real estate	115.1	-	NM
Total	$8,415.8	$7,614.9	11%

By client type:
Institutional	$7,061.0	$5,913.7	19%
Retail	1,354.8	1,701.2	-20%
Total	$8,415.8	$7,614.9	11%

By investment vehicle:
Separate accounts	$7,500.0	$7,143.0	5%
Private funds	915.8	471.9	94%
Total	$8,415.8	$7,614.9	11%

Our mix of assets under management by investment strategy was relatively unchanged as fixed income assets comprised 90% of total assets under management in 2010 compared to 91% in 2009.

During 2010 our mix of assets under management with institutional clients increased to 84% compared to 78% in 2009, primarily due to the loss of retail accounts at Sovereign.  The modest change in mix did not result in a significant change in our average fee rate.

The increase in assets managed through private funds reflects our organization during the third quarter of 2009 of the TALF Fund.  At June 30, 2010, we had approximately $316.3 million of assets under management in the TALF Fund.

Through July 31, 2010, our aggregate assets under management increased by approximately $0.2 billion to approximately $8.6 billion.  The increase principally reflects strong increases in both fixed income and equity assets.

 We have a referral arrangement with Attalus Capital, or Attalus, whereby we refer investors to investment vehicles sponsored by Attalus and in turn receive a referral fee equal to a percentage of the fees received by Attalus from the new clients. The assets managed by Attalus under this arrangement decreased from $974.9 million at December 31, 2009 to $955.6 million at June 30, 2010.  The activity related to these assets was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2010	2009	2010	2009

Annual Activity:
Beginning balance	$992.1	$825.8	$974.9	$806.2
Inflows	18.4	1.8	23.6	4.5
Outflows	-	-	-	-
Market value change	(54.9)	32.8	(42.9)	49.7
Ending balance	$955.6	$860.4	$955.6	$860.4

Average Assets Under Management	$973.8	$843.1	$978.7	$829.6

Results of Operations

Consolidated Results of Operations

	Three Months Ended		2010	Six Months Ended		2010
	June 30,		vs.	June 30,		vs.
	2010	2009	2009	2010	2010	2009
Operating revenues	$5,691,000	$5,132,000	11%	$11,242,000	$10,295,000	9%
Operating expenses:
Administrative	6,082,000	6,297,000	-3%	12,389,000	12,581,000	-2%
Amortization of intangible assets	829,000	1,096,000	-24%	1,658,000	2,039,000	-19%
Total operating expenses	6,911,000	7,393,000	-7%	14,047,000	14,620,000	-4%
Operating loss	(1,220,000)	(2,261,000)	-46%	(2,805,000)	(4,325,000)	-35%
Other income and expense	404,000	292,000	38%	719,000	17,000	NM
Loss before taxes	(816,000)	(1,969,000)	-59%	(2,086,000)	(4,308,000)	-52%
Income tax benefit	-	(774,000)	NM	-	(1,572,000)	NM
Net loss	$(816,000)	$(1,195,000)	-32%	$(2,086,000)	$(2,736,000)	-24%
Net loss per share
basic	$(0.04)	$(0.06)		$(0.10)	$(0.13)
diluted	$(0.04)	$(0.06)		$(0.10)	$(0.13)

NM:  Not meaningful

The decrease in the net loss for three months ended June 30, 2010 compared to the three months ended June 30, 2009 is primarily attributable to the following:

•	An increase in revenue of $559,000, or 11%, reflecting an increase in average assets under management.
•	A decrease in administrative expenses of $215,000, despite incurring $393,000 of severance costs, primarily reflecting compensation reductions.
•	A decrease in amortization charges from $1,096,000 to $829,000, reflecting the write off of intangible assets during 2009.
•	An increase in other income of $112,000, primarily reflecting the income from two equity investees in 2010.
•	A $774,000 decrease in income tax benefits reflecting the continued establishment of valuation allowances for all deferred tax assets.

The decrease in the net loss for six months ended June 30, 2010 compared to the six months ended June 30, 2009 is primarily attributable to the following:

•	An increase in revenue of $947,000, or 9%, reflecting an increase in average assets under management.
•	A decrease in administrative expenses of $192,000, despite incurring $813,000 of severance costs in the 2010 period, primarily reflecting compensation reductions.
•	A decrease in amortization charges from $2,039,000 to $1,658,000, reflecting the write off of intangible assets during 2009.
•
An increase in other income of $702,000, primarily reflecting income from two equity investees in the 2010 period compared to a $381,000 impairment loss on a commingled stock fund recognized in the 2009 period.

•	A $1,572,000 decrease in income tax benefits reflecting the continued establishment of valuation allowances for all deferred tax assets.

In evaluating operating performance, we consider operating income and net income, which are calculated in accordance with accounting principles generally accepted in the United States (“GAAP”), as well as Adjusted EBITDA, an internally derived non-GAAP performance measure.  We define Adjusted EBITDA as operating income or loss before non-cash charges for amortization and impairment of intangible assets and goodwill, depreciation, and share compensation expense.  We believe Adjusted EBITDA is useful as an indicator of our ongoing performance and our ability to service debt, make new investments, and meet working capital requirements.  Adjusted EBITDA, as we calculate it, may not be consistent with computations made by other companies.  We believe that many investors use this information when analyzing the operating performance, liquidity, and financial position of companies in the investment management industry.  The following table provides a reconciliation of operating income to Adjusted EBITDA for the three and six month periods ended June 30, 2010 and 2009.

	Three Months Ended		2010	Six Months Ended		2010
	June 30,		vs.	June 30,		vs.
	2010	2009	2009	2010	2010	2009
Operating loss	$(1,220,000)	$(2,261,000)	-46%	$(2,805,000)	$(4,325,000)	-35%
Amortization of intangible assets	829,000	1,096,000	-24%	1,658,000	2,039,000	-19%
Depreciation expense	23,000	26,000	-12%	47,000	54,000	-13%
Share compensation expense	(181,000)	107,000	NM	(139,000)	205,000	NM
Adjusted EBITDA	$(549,000)	$(1,032,000)	-47%	$(1,239,000)	$(2,027,000)	-39%

NM:  Not meaningful

Adjusted EBITDA for the three months ended June 30, 2010 includes severance costs of $393,000.  Excluding severance costs, our Adjusted EBITDA deficit would have been $156,000.  Adjusted EBITDA for the six months ended June 30, 2010 includes severance costs of $813,000.  Excluding severance costs, our Adjusted EBITDA deficit would have been $426,000.

Operating Revenues

Our operating revenues include investment advisory fees received for the management of assets within separate accounts and private funds.  We also receive incentive fees on an annual basis from the management of two of the private funds that invest in preferred stocks.  Our operating revenues also include referral fees earned in connection with NIS’s referral arrangement with Attalus.   Operating revenues increased by $559,000, or 11%, in the three months ended June 30, 2010 and by $947,000, or 9%, for the six months ended June 30, 2010 primarily due to the increase in average assets under management.  The changes by revenue category are more fully described below.

	Three Months Ended		2010	Six Months Ended		2010
	June 30,		vs.	June 30,		vs.
	2010	2009	2009	2010	2010	2009
Investment advisory fees	$5,076,000	$4,591,000	11%	$10,020,000	$9,212,000	9%
Referral fees	615,000	541,000	14%	1,222,000	1,083,000	13%
Total operating revenues	$5,691,000	$5,132,000	11%	$11,242,000	$10,295,000	9%

For the three month periods, investment advisory fees increased by $485,000, or 11%, in 2010 due to the increase in average assets under management from $7.6 billion in 2009 to $8.5 billion in 2010.  The 12% increase in average assets under management was principally the result of strong fixed income returns and positive net flows since June 30, 2009.  For the six month periods, investment advisory fees increased by $808,000, or 9%, due to the increase in average assets under management from $7.6 billion in 2009 to $8.4 billion in 2010.

The $74,000 increase in referral fees for the three month period and the $139,000 increase for the six month period primarily reflect the increase in average assets under management with Attalus under NIS’s referral arrangement.

We also earn annual incentive fees from two private preferred stock funds managed by NIS.  These fees are based on a calendar year performance period and we recognize the fees at the conclusion of the performance period.  In 2009, we earned incentive fees of $1,256,000, which were recognized in December 2009.  While preferred stock returns are volatile, based on performance through June 30, 2010, we would have earned incentive fees of approximately $268,000.

Administrative Expenses

Administrative expenses for the three month period ended June 30, 2010 decreased by $215,000 compared to the 2009 period, despite incurring $393,000 of severance costs during the 2010 period.  The decrease primarily reflects a $607,000 reduction in ongoing cash compensation costs.  Administrative expenses for the six month period ended June 30, 2010 decreased by $192,000 compared to the 2009 period, despite incurring $813,000 of severance costs during the 2010 period.  The decrease primarily reflects a $772,000 reduction in cash compensation costs.  Other changes by expense category are more fully described below.

	Three Months Ended		2010	Six Months Ended		2010
	June 30,		vs.	June 30,		vs.
	2010	2009	2009	2010	2010	2009
Employee compensation:
Cash compensation	$3,705,000	$3,919,000	-5%	$7,713,000	$7,672,000	1%
Share-based compensation	(181,000)	107,000	NM	(139,000)	206,000	NM
Total compensation	3,524,000	4,026,000	-12%	7,574,000	7,878,000	-4%
Third party distribution expense	360,000	211,000	71%	610,000	416,000	47%
Investment management expense	511,000	370,000	38%	957,000	772,000	24%
Legal, audit, and other professional services	479,000	496,000	-3%	989,000	1,171,000	-16%
Occupancy	332,000	331,000	NC	659,000	659,000	NC
Other administrative expenses	876,000	863,000	2%	1,600,000	1,685,000	-5%
Total administrative expenses	$6,082,000	$6,297,000	-3%	$12,389,000	$12,581,000	-2%

NM:  Not meaningful
NC:  No change

For the three month period ended June 30, 2010, cash compensation decreased by $214,000, or 5%, compared to the 2009 period despite $393,000 of severance costs.  Excluding severance, our cash compensation decreased by $607,000, or 15%, primarily due to reduced headcount.  For the six month period ended June 30, 2010, cash compensation increased by $41,000, primarily due to $813,000 of severance costs.  Excluding severance, our cash compensation for the six month periods decreased by $772,000, or 10%.  Overall, we reduced headcount from 97 at June 30, 2009 to 81 at June 30, 2010.

The credit for share-based compensation in the three months ended June 30, 2010 reflects the forfeiture of a share grant and the reversal of previously recognized compensation expense.  At June 30, 2010 there are no outstanding stock awards.

Third party distribution expense represents payments made to broker-dealer networks and other outside sales commissions. The increases in 2010 reflects increased levels of business conducted through an outside sales agent and a broker dealer network.

Investment management expense includes pricing, trading, compliance, and other investment management service costs and subadvisory service fees for outside assistance in the management of a certain asset class.  The increase in investment management expense reflects increased subadvisory service fees resulting from growth in that class of assets.

The $182,000 decrease in legal, audit, and other professional services expense for the six months ended June 30, 2010 primarily reflects reduced legal and accounting services.  During the six months ended June 30, 2009, we incurred significant legal and accounting costs in connection with the completion of our initial Form 10-K.

Other administrative expenses principally include travel and other marketing related expenses, insurance expense, and other operating expenses.

Other Income and Expense

Other income and expense includes investment income from the investment of excess cash balances offset by interest expense that represents accretion of discounted acquisition obligations.

	Three Months Ended		2010	Six Months Ended		2010
	June 30,		vs.	June 30,		vs.
	2010	2009	2009	2010	2010	2009
Interest income	$76,000	$114,000	-33%	$164,000	$234,000	-30%
Realized gains on investments	24,000	193,000	-88%	127,000	193,000	-34%
Impairment loss on investment in commingled stock fund	-	-	NC	-	(381,000)	NM
Income from equity investees	304,000	-	NM	444,000	-	NM
Interest expense	-	(15,000)	NM	(16,000)	(29,000)	-45%
Total other income (expense)	$404,000	$292,000	38%	$719,000	$17,000	NM

NM:  Not meaningful
NC:  No change

We earn interest income and realize investment gains on a portfolio of debt securities managed to enhance our yield on cash not immediately needed for operations.  At June 30, 2010, we had $9,987,000 invested in the portfolio of debt securities compared to $8,574,000 at June 30, 2009.  Since December 31, 2009, we used $6,000,000 of these funds to invest in two of our private funds.  The decrease in interest income and realized gains reflects a reduction in the average level of assets in the portfolio.

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

Our investment in affiliates includes an investment in the Titanium TALF Opportunity Fund, which we organized for our clients to invest primarily in securities participating in the Term Asset-Backed Securities Loan Facility of the Federal Reserve Bank of New York.  We are the managing member of the TALF Fund and serve as the investment manager for the TALF Fund for which we receive management fees.  As of June 30, 2010, our investment in the TALF Fund represents approximately 11% of the total investments in the TALF Fund.  Because we have an equity interest in the TALF Fund and have significant influence over the TALF Fund’s daily activities through our role as managing member and investment manager, we account for this investment using the equity method of accounting.

Our investment in affiliates also includes a $2,000,000 investment in the NIS Fixed Income Arbitrage Fund, LTD. (the “NIS ARB Fund”) made during the three months ended March 31, 2010.  We are the managing member of the NIS ARB fund and serve as the investment manager for the NIS ARB Fund for which we receive management fees.  As of June 30, 2010, our investment in the NIS ARB Fund represents approximately 15% of the total investments in the NIS ARB fund.  Because we have an equity interest in the NIS ARB Fund and have significant influence over the NIS ARB Fund’s daily activities through our role as managing member and investment manager, we account for this investment using the equity method of accounting.

Liquidity and Capital Resources

At June 30, 2010, we had $17,588,000 of funds available consisting of $1,224,000 of cash and cash equivalents, $9,987,000 of securities available for sale, and $6,377,000 invested in the two private funds that we manage.  At December 31, 2009, these combined balances were $19,501,000.  The $1,911,000 reduction primarily reflects the $1,744,000 of acquisition obligation payments made during the six months ended June 30, 2010.

	Six Months Ended June 30,
	2010	2009

Net cash used in operating activities	$(604,000)	$(1,438,000)
Net cash used in investing activities	$(2,945,000)	$(6,019,000)

Net cash used in operating activities decreased from $1,438,000 in 2009 to $604,000 in 2010 primarily due to increased operating revenues and by decreases in administrative expenses.

Net cash used in investing activities in 2010 primarily reflects the use of approximately $4,000,000 for additional investments in two private funds that we manage, payments of $1,744,000 for the final acquisition obligations related to our acquisitions of NIS and Sovereign, partially offset by a decrease in invested assets.  Net cash used in investing activities in 2009 reflects payments of $8,145,000 for acquisition obligations related to our acquisitions of Boyd and NIS, partially offset by a decrease in invested assets.

In connection with the acquisitions of Wood, Sovereign, NIS and Boyd, the acquisition agreements provided for deferred fixed payments and contingent payments based on assets under management or revenues at specified future dates.  The deferred fixed amounts due as of June 30, 2010 and December 31, 2009 are as follows:

	2010	2009
Current amounts:
Sovereign acquisition obligation (a)	$-	$1,033,000
NIS acquisition obligation (b)	-	713,000
Current acquisition payments due	$-	$1,746,000

Noncurrent amount -
Boyd acquisition obligation (c)	$960,000	$960,000

(a)
During the period ended March 31, 2010, as part of a settlement agreement with the previous majority owner of Sovereign, the Company agreed to pay $1,015,000 in full satisfaction of all amounts due, or that would become due, under the acquisition agreement.  This amount was paid in April 2010.

(b)	The NIS acquisition obligation was paid in May 2010.

(c)	The Boyd acquisition obligation reflects a deferred stock grant of 192,000 shares of common stock valued at $960,000, payable in 2011.

Under terms of the acquisition agreement for Wood, the seller may receive additional payments should Wood achieve certain revenue and assets under management milestones through September 30, 2011.  At June 30, 2010, the remaining maximum payments are $3,000,000, of which up to 50% is payable in Titanium common stock.  Based on current estimates for assets under management and revenues, the Company estimates that approximately $995,000 will be due under the assets under management provision in 2011 and that no amount will be due under the revenue provision.

Under terms of the acquisition agreement for Boyd, the sellers may receive an additional deferred payment up to $8,000,000 based on the revenue run rate as of December 31, 2010, payable in 2011. The additional deferred payment is payable 65% cash and 35% Titanium common stock.  Based on current estimates for the future revenue run rate of Boyd, the Company estimates that the full $8,000,000 will be due in 2011.

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

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Not applicable.

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

TITANIUM ASSET MANAGEMENT CORP.

August 13, 2010	By:	/s/ Robert Brooks
Name: Robert Brooks
Title: Chief Executive Officer (Principal Executive Officer)

August 13, 2010	By:	/s/ Jonathan Hoenecke
Name: Jonathan Hoenecke
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.