Form 10-Q
period 2010-09-30
Titanium Asset Management Corp
filed 2010-11-15
CIK 1407161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

At November 6, 2010, there were 20,491,824 shares of the registrant’s common stock and 612,716 shares of restricted stock outstanding.

TABLE OF CONTENTS

i

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Titanium Asset Management Corp.
Condensed Consolidated Balance Sheets

	September 30, 2010	December 31, 2009
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$1,599,000	$4,773,000
Investments	9,351,000	12,549,000
Accounts receivable	4,014,000	5,030,000
Other current assets	1,509,000	1,162,000
Total current assets	16,473,000	23,514,000

Investments in affiliates	6,423,000	2,179,000
Property and equipment, net	488,000	427,000
Goodwill	23,047,000	28,147,000
Intangible assets, net	22,434,000	24,920,000
Total assets	$68,865,000	$79,187,000

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$64,000	$237,000
Acquisition payments due	-	1,746,000
Other current liabilities	3,004,000	3,504,000
Total current liabilities	3,068,000	5,487,000

Acquisition payments due	960,000	960,000
Total liabilities	4,028,000	6,447,000
Commitments and contingencies Stockholders’ equity
Common stock, $0.0001 par value; 54,000,000 shares authorized; 20,491,824 shares issued and outstanding at September 30, 2010 and 20,564,816 shares issued and outstanding at December 31, 2009	2,000	2,000
Restricted common stock, $0.0001 par value; 720,000 shares authorized; 612,716 issued and outstanding at September 30, 2010 and December 31, 2009	-	-
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	-	-
Additional paid-in capital	100,135,000	100,332,000
Accumulated deficit	(35,336,000)	(27,766,000)
Other comprehensive income	36,000	172,000
Total stockholders’ equity	64,837,000	72,740,000
Total liabilities and stockholders’ equity	$68,865,000	$79,187,000

See Notes to Condensed Consolidated Financial Statements contained herein and the Notes to Consolidated Financial Statements in the Titanium Asset Management Corp. Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”).

Titanium Asset Management Corp.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Operating revenues	$5,822,000	$5,335,000	$17,064,000	$15,631,000

Operating expenses:
Administrative	5,668,000	6,025,000	18,057,000	18,609,000
Amortization of intangible assets	828,000	1,020,000	2,486,000	3,059,000
Impairment of goodwill	5,100,000	4,847,000	5,100,000	4,847,000
Total operating expenses	11,596,000	11,892,000	25,643,000	26,515,000
Operating loss	(5,774,000)	(6,557,000)	(8,579,000)	(10,884,000)

Other income
Interest income	69,000	98,000	233,000	333,000
Gain (loss) on investments	54,000	28,000	181,000	(160,000)
Income from equity investees	167,000	-	611,000	-
Interest expense	-	(15,000)	(16,000)	(44,000)
Loss before taxes	(5,484,000)	(6,446,000)	(7,570,000)	(10,755,000)

Income tax benefit	-	(249,000)	-	(1,821,000)

Net loss	$(5,484,000)	$(6,197,000)	$(7,570,000)	$(8,934,000)

Earnings (loss) per share
Basic	$(0.27)	$(0.30)	$(0.37)	$(0.43)
Diluted	$(0.27)	$(0.30)	$(0.37)	$(0.43)

Weighted average number of common shares outstanding:
Basic	20,683,824	20,546,490	20,691,303	20,546,490
Diluted	20,683,824	20,546,490	20,691,303	20,546,490

See Notes to Condensed Consolidated Financial Statements contained herein and the Notes to Consolidated Financial Statements in the 2009 Form 10-K.

Titanium Asset Management Corp.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net loss	$(5,484,000)	$(6,197,000)	$(7,570,000)	$(8,934,000)
Unrealized gains (losses) on available-for-sale securities	97,000	283,000	71,000	234,000
Net (gains) losses reclassified from accumulated other comprehensive income to earnings	(103,000)	-	(207,000)	294,000
Income tax on other comprehensive income items	-	(110,000)	-	(202,000)
Other comprehensive income items, net of tax	(6,000)	173,000	(136,000)	326,000
Comprehensive loss	$(5,490,000)	$(6,024,000)	$(7,706,000)	$(8,608,000)

See Notes to Condensed Consolidated Financial Statements contained herein and the Notes to Consolidated Financial Statements in the 2009 Form 10-K.

Titanium Asset Management Corp.
Consolidated Statements of Changes in Stockholders’ Equity
For the Nine Months ended September 30, 2010 and 2009

	Common Stock			Restricted Shares
	Shares	Shares held by TIP	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Deficit)	Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balances at December 31, 2008	20,464,002	(97,011)	$2,000	696,160	$-	$99,462,000	$(6,597,000)	$(163,000)	$92,704,000
Employee share grants	45,500	55,322	-	-	-	-	-	-	-
Equity compensation expense	-	-	-	-	-	313,000	-	-	313,000
Net loss and comprehensive income (loss)	-	-	-	-	-	-	(8,934,000)	326,000	(8,608,000)
Balances at September 30, 2009	20,509,502	(41,689)	$2,000	612,716	$-	$99,775,000	$(15,531,000)	$163,000	$84,409,000

Balances at December 31, 2009	20,689,478	(124,662)	$2,000	612,716	$-	$100,332,000	$(27,766,000)	$172,000	$72,740,000
Equity compensation expense	-	-	-	-	-	46,000	-	-	46,000
Forfeitures of employee share grants	-	(50,000)	-	-	-	(185,000)	-	-	(185,000)
Redemption of common stock	(22,991)	-	-	-	-	(58,000)	-	-	(58,000)
Net loss and comprehensive loss	-	-	-	-	-	-	(7,570,000)	(136,000)	(7,706,000)
Balances at September 30, 2010	20,666,486	(174,662)	$2,000	612,716	$-	$100,135,000	$(35,336,000)	$36,000	$64,837,000

See Notes to Condensed Consolidated Financial Statements contained herein and the Notes to Consolidated Financial Statements in the 2009 Form 10-K.

Titanium Asset Management Corp.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2010	2009

Cash flows from operating activities
Net loss	$(7,570,000)	$(8,934,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	2,486,000	3,059,000
Impairment of goodwill	5,100,000	4,847,000
Depreciation	67,000	80,000
Share compensation expense (credit)	(139,000)	313,000
Loss (gain) on investments	(181,000)	160,000
Income from equity investees	(611,000)	-
Distributions from equity investees	367,000	-
Accretion of acquisition payments	16,000	40,000
Deferred income taxes	-	(1,821,000)
Changes in assets and liabilities:
Decrease in accounts receivable	1,016,000	538,000
Increase in other current assets	(347,000)	(440,000)
Decrease in accounts payable	(173,000)	(398,000)
Increase (decrease) in other current liabilities	(576,000)	876,000
Net cash used in operating activities	(545,000)	(1,680,000)

Cash flows from investing activities
Purchases of investments	(12,163,000)	(16,340,000)
Sales and redemptions of investments	15,406,000	13,929,000
Investments in equity investees	(4,000,000)	-
Purchases of property and equipment	(128,000)	(128,000)
Acquisitions of subsidiaries, net of cash acquired	(1,744,000)	(8,151,000)
Net cash used in investing activities	(2,629,000)	(10,690,000)

Net decrease in cash and cash equivalents	(3,174,000)	(12,370,000)

Cash and cash equivalents:
Beginning	4,773,000	18,753,000
Ending	$1,599,000	$6,383,000

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

The cash flow activity for the nine months ended September 30, 2009 related to the payment of deferred acquisition obligations has been reclassified to be included within investing activities.

Note 2 – Adoption of New Accounting Standards

The Company’s significant accounting policies are discussed in the Notes to the Company’s Consolidated Financial Statements in the 2009 Form 10-K.

The following new accounting standards and amendments to standards first became effective for the fiscal year beginning January 1, 2010:

•
A standard, which was issued by the Financial Accounting Standards Board (“FASB”) in June 2009, that requires entities to provide more information regarding sales of securitized financial assets and similar transaction. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

Note 2 – Adoption of New Accounting Standards (continued)

•
An amended standard, issued by the FASB in January 2010, that requires additional disclosures about significant transfers in and out of fair value measurement levels 1 and 2 and reasons for the transfers. In addition, the amended standard requires new disclosures relating to the reconciliation for fair value measurements using unobservable inputs (level 3) detailing information about purchases, issuances, and settlements on a gross basis. The adoption of these amended disclosure requirements did not have a significant impact on the Company’s consolidated financial statements.

Note 3 – Investments

The Company’s current portfolio of debt securities and its investment in a commingled stock fund that was originated in 2008 and liquidated in 2009 are accounted for as available-for-sale securities. The Company’s investments in affiliates are accounted for using the equity method of accounting because the Company has significant influence over the management of the funds.

Current portfolio of debt securities

	Amortized cost	Unrealized gains	Unrealized losses	Fair value

September 30, 2010	$9,230,000	$136,000	$(15,000)	$9,351,000
December 31, 2009	$12,292,000	$259,000	$(2,000)	$12,549,000

Debt securities accounted for as available-for-sale and held at September 30, 2010 mature as flows:

	Amortized cost	Fair value
Within one year	$5,438,000	$5,496,000
After one year, but within five years	$3,792,000	$3,855,000

The following is a summary of the realized gains and losses on the sale of investments from the Company’s portfolio of debt securities for the three and nine months ended September 30, 2010 and 2009. The specific identification method is used to determine the realized gain or loss.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Realized gains	$72,000	$55,000	$227,000	$263,000
Realized losses	(18,000)	(27,000)	(46,000)	(42,000)
Net realized gains	$54,000	$28,000	$181,000	$221,000

Note 3 – Investments (continued)

Commingled stock fund

The Company’s investment in a commingled stock fund consisted of its investment in the Plurima Titanium U.S. Stock Fund, a sub-fund of the Dublin-based Plurima Funds mutual funds complex, to which Wood served as investment advisor. In March 2009, the Company’s board of directors determined that additional investments from other parties into the Plurima Titanium U.S. Stock Fund were likely not to be forthcoming. As a result, the Company decided to liquidate its investment in the commingled stock fund. Based on this decision, the Company recognized a $381,000 impairment loss on this investment, including the previously unrecognized loss of $294,000 that was reclassified out of accumulated other comprehensive income into earnings. The Company subsequently liquidated its investment and received proceeds of $587,000 from Plurima in 2009.

Investments in Affiliates

Investments in affiliates include the Company’s investment in the Titanium TALF Opportunity Fund (the “TALF Fund”), which it organized for its clients to invest in securities participating in the Term Asset-Backed Securities Loan Facility (“TALF”) of the Federal Reserve Bank of New York. The Company is the managing member of the TALF Fund and serves as the investment manager for the TALF Fund for which it receives management fees. As of September 30, 2010, the Company’s investment in the TALF Fund (including an additional investment of $2,000,000 made during the nine months ended September 30, 2010) represents approximately 11% of the total investments in the TALF Fund. Because the Company has an equity interest in the TALF Fund and has significant influence over the TALF Fund’s daily activities through its role as managing member and investment manager, the Company accounts for this investment using the equity method of accounting.

Investments in affiliates also include the Company’s $2,000,000 investment in the NIS Fixed Income Arbitrage Fund, LTD. (the “NIS ARB Fund”) made during the nine months ended September 30, 2010. The Company is the managing member of the NIS ARB Fund and serves as the investment manager for the NIS ARB Fund for which it receives management fees. As of September 30, 2010, the Company’s investment in the NIS ARB Fund represents approximately 15% of the total investments in the NIS ARB Fund. Because the Company has an equity interest in the NIS ARB Fund and has significant influence over the NIS ARB Fund’s daily activities through its role as managing member and investment manager, the Company accounts for this investment using the equity method of accounting.

The activity related to the Company’s investment in affiliates for the nine months ended September 30, 2010 is as follows:

Investment at December 31, 2009	$2,179,000
Additional investments	4,000,000
Distributions	(367,000)
Equity in income of affiliates	611,000
Investments in affiliates at September 30, 2010	$6,423,000

Note 4 – Goodwill

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

We estimate fair value averaging fair value established using an income approach and fair value established using a market approach. The fair value from the income approach was weighted 75%, while the fair value from the market approach was weighted 25%. The weighting reflects that the market approach includes more mature asset management companies with greater scale than the Company. We use independent valuation specialists to assist us in our valuation process.

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

The market approach employs market multiples for comparable companies. Fair value estimates are established using multiples of assets under management and current and forward multiples of revenue and earnings before income taxes, depreciation and amortization (referred to as EBITDA).

Based on interim results through September 30, 2010, initial work in connection with preparing our 2011 budget, and some trading activity in our common stock, we determined that we should complete a goodwill impairment test as of September 30, 2010. For the current operating forecasts, our estimates for net inflows of assets under management and market returns resulted in estimated revenue growth rates of approximately 9% per annum, which are less than the estimated growth rates in the immediately prior valuation. Cash flows beyond the five year forecast period were projected at 4% per annum. We used a weighted average cost of capital of 14.5% determined using the capital asset pricing model, which is consistent with the rate used in the immediately prior valuation.

Upon completion of the goodwill impairment test as of September 30, 2010, we concluded that our recorded goodwill balance was impaired and recorded an impairment charge of $5,100,000 in the third quarter of 2010. In addition, we expect to settle the remaining acquisition obligation for Boyd in the fourth quarter for the full $8,000,000. This settlement would result in an additional $8,000,000 of goodwill. However, based on the current estimates, we expect that we will have to recognize an additional goodwill impairment charge for this entire amount in the fourth quarter of 2010.

During 2009, we incurred impairment charges of $8,489,000, of which $4,847,000 was recorded in the third quarter of 2009 and $3,642,000 was recorded in the fourth quarter of 2009.

Note 5 – Acquisition Obligations

In connection with the acquisitions of Wood, Sovereign, NIS and Boyd, the acquisition agreements provided for deferred fixed payments and contingent payments based on assets under management or revenues at specified future dates. The deferred fixed amounts due as of September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010	December 31, 2009
Current amounts:
Sovereign acquisition obligation (a)	$-	$1,033,000
NIS acquisition obligation (b)	-	713,000
Current acquisition payments due	$-	$1,746,000

Noncurrent amount:
Boyd acquisition obligation (c)	$960,000	$960,000

(a)
During the period ended March 31, 2010, as part of a settlement agreement with the previous majority owner of Sovereign, the Company agreed to pay $1,015,000 in full satisfaction of all amounts due, or that would become due, under the acquisition agreement. This amount was paid in April 2010.

(b)	The NIS acquisition obligation was paid in May 2010.

(c)	The Boyd acquisition obligation reflects a deferred stock grant of 192,000 shares of common stock valued at the acquisition date at $960,000, payable in 2011.

Under the terms of the acquisition agreement for Wood, the seller may receive additional payments should Wood achieve certain revenue and assets under management milestones through September 30, 2011. At September 30, 2010, the remaining maximum payments are $3,000,000, of which up to 50% is payable in Company common stock. Based on current estimates for assets under management and revenues, the Company estimates that approximately $825,000 will be due under the assets under management provision in 2011 and that no amount will be due under the revenue provision.

Under the terms of the acquisition agreement for Boyd, the sellers may receive an additional deferred payment up to $8,000,000 based on the revenue run rate as of December 31, 2010, payable in 2011. The current revenue run rate significantly exceeds the target for the maximum. We expect to amend the acquisition agreement, to accelerate the measurement date to November 30, 2010 and to make the payment in cash prior to December 31, 2010.

Note 6 – Stockholders’ Equity

The Company’s authorized capital consists of 54,000,000 shares of common stock with a $0.0001 par value, 720,000 shares of restricted common stock with a $0.0001 par value, and 1,000,000 shares of preferred stock with a $0.0001 par value. The restricted common stock shares carry voting rights and no rights to dividends except in the case of liquidation of the Company. The restricted common stock shares convert on a one-for-one basis to shares of common stock if at any time within five years of their issue the ten-day average share price of the common stock exceeds $6.90 or if there is a change in control (as defined in the Company’s certificate of incorporation). No preferred stock had been issued at September 30, 2010.

At December 31, 2009, the Company had outstanding compensatory stock grants for 55,322 shares of common stock held by Titanium Incentive Plan, LLC (“TIP”), a wholly-owned subsidiary. During April 2010, an award for 50,000 shares was forfeited resulting in the reversal of $185,000 of previously recognized compensation expense. The remaining grants vested on June 21, 2010. At September 30, 2010, the Company had no further compensatory awards outstanding.

Note 6 – Stockholders’ Equity (continued)

In connection with the Company’s 2007 private placement, the Company issued 20,000,000 warrants that entitle the holder to purchase one share of common stock at $4.00 per share. The warrants expire in June 2011 unless earlier redeemed by the Company. At September 30, 2010, all 20,000,000 warrants were outstanding.

As part of the private placement, the Company granted an option to Sunrise Securities Corp. to acquire 2 million units at a price of $6.60 (each unit consists of one share of common stock and one warrant to acquire one share of common stock at $4.00 per share). At September 30, 2010, all of these options were outstanding.

Note 7 – Income Taxes

At December 31, 2009, the Company had deferred tax assets of $10,273,000 including deferred tax benefits related to federal net operating loss carryforwards of approximately $10,636,000 that expire in 2028 and 2029 and state net operating loss carryforwards totaling approximately $10,233,000 that expire between 2023 and 2029.

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

Based on the continuation of cumulative losses, the Company continued to fully offset any additional deferred tax assets with additional valuation allowances during the nine months ended September 30, 2010.

Note 8 – Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net income (loss) by the weighted average shares of common stock outstanding. In addition, in periods following the acquisition of Boyd, basic weighted average shares include 192,000 shares of common stock to be issued to the sellers of Boyd in 2011, except under certain circumstances described in the Boyd acquisition agreement. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period. Dilutive potential shares of common stock include the incremental shares of common stock issued under the compensatory common stock grants computed using the treasury stock method. No incremental shares of common stock have been included for the 20,000,000 outstanding warrants as their effect would have been antidilutive under the treasury stock method. The 612,716 shares of restricted common stock have been excluded from the computation of diluted weighted average shares because their conversion terms require the ten-day average share price of the common stock to exceed $6.90 per share. In addition, the option to acquire 2,000,000 units is excluded from the computation of diluted weighted average shares because the effect would have been antidilutive.

The computation of basic and diluted EPS is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Basic EPS:
Net loss	$(5,484,000)	$(6,197,000)	$(7,570,000)	$(8,934,000)

Weighted average shares of common stock outstanding	20,491,824	20,354,490	20,499,303	20,354,490
Shares of common stock to be issued in Boyd acquisition	192,000	192,000	192,000	192,000
Basic weighted average shares of common stock outstanding	20,683,824	20,546,490	20,691,303	20,546,490

Basic EPS	$(0.27)	$(0.30)	$(0.37)	$(0.43)

Diluted EPS:
Net loss	$(5,484,000)	$(6,197,000)	$(7,570,000)	$(8,934,000)

Basic weighted average shares of common stock outstanding	20,683,824	20,546,490	20,691,303	20,546,490
Shares of common stock under compensatory common stock grants	-	41,995	14,474	63,137
Diluted weighted average shares of common stock outstanding	20,683,824	20,588,485	20,705,777	20,609,627

Diluted EPS	$(0.27)	$(0.30)	$(0.37)	$(0.43)

The diluted weighted average shares amount for the three and nine month periods ended September 30, 2010 and 2009 are provided for informational purposes, as the net loss for these periods causes basic earnings per share to be the most dilutive.

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

The Company measures the following assets at fair values on a recurring basis:

	Category used for Fair Values
	Level 1	Level 2	Level 3

Assets at September 30, 2010
Cash and cash equivalents	$1,599,000	$-	$-
Current securities available for sale – Debt securities	-	9,351,000	-
	$1,599,000	$9,351,000	$-

Assets at December 31, 2009
Cash and cash equivalents	$4,773,000	$-	$-
Current securities available for sale – Debt securities	-	12,549,000	-
	$4,773,000	$12,549,000	$-

Note 10 – Contingencies

On February 10, 2010, a former client filed suit in the United States District Court for the Northern District of Illinois (the “US District Court”) against the Company and its subsidiary Sovereign Holdings, LLC, alleging fraudulent conduct and breach of fiduciary duty on the part of Sovereign in investing the former client’s assets in auction-rate securities. The claim alleged, among other things, that Sovereign failed to conduct adequate due diligence into the auction rate securities purchased for the former client’s account, and that the investment in the auction rate securities was outside the investment policy of the former client. The former client’s suit sought $4,704,000 in damages. On October 26, 2010, the US District Court granted our motion to dismiss the suit with prejudice. At this time, we cannot predict what further actions (if any) the former client may attempt to pursue in regards to its claims. In any event, we believe the claims are without merit, and will vigorously defend against them.

The Company's subsidiary, Sovereign, received a letter dated July 16, 2010 from a former client demanding that Sovereign compensate it for losses relating to allegedly unsuitable investments in approximately $30 million of various auction rate securities purchased on its behalf by Sovereign.  The former client has filed a claim against the underwriters for the purchased securities, but has not to this point brought a claim against Sovereign. Management is in the process of evaluating this demand and the former client's allegations to determine whether there is any merit to them.  In the interim, we have entered into a tolling agreement with the former client. At this preliminary stage, the Company cannot determine the potential liability of the Company or the likelihood of an unfavorable outcome.  In any event, management believes the claim would be covered by insurance (up to $20 million), subject to the payment of deductible amounts by the Company.

During 2008, the Company received an invoice for $670,000 from the lawyers who worked on the placement of the Company’s shares of common stock on AIM in June 2007. The Company is disputing this invoice and at the current time believes there is no liability. Accordingly, no provision has been made in these condensed consolidated financial statements for the invoice. In the event that the Company must pay all or a portion of this amount, the Company’s consolidated results of operations will be unaffected and the Company does not expect its consolidated financial position to materially change.

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

Through four acquisitions, we have assembled a group of investment managers with solid long-term track records to serve as our core asset management business. Through these investment managers, we have expertise in both fixed-income and equity investment strategies and have a client base that extends from individuals to a range of institutional investors, as well as solid sub-advisory and referral arrangements with a variety of broker-dealers. During 2009, we extended our business to include real estate investment advisory services through the hiring of two experienced real estate investment managers. As of September 30, 2010, we had $8.5 billion of assets under management and an additional $1.0 billion of assets, on which we earn referral fees.

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

On February 8, 2010, our Board of Directors announced that it had accepted the resignation of Nigel Wightman as Chairman and Chief Executive Officer and had named Mr. Robert Brooks as Chief Executive Officer. In addition to these changes, the Board of Directors also announced the appointments of Mr. Brian Gevry as Chief Operating Officer and Mr. Jonathan Hoenecke as Chief Financial Officer. Further, on April 9, 2010, Mr. John Fisher resigned his positions as a Managing Director and President and Chief Executive Officer of Wood and Sovereign. These changes have centralized our management team, enhanced our efforts to integrate our operations, and reduced our ongoing cost structure. Since completion of the Boyd acquisition on December 31, 2008, we have reduced our headcount from 97 to 82. Principally as a result of these reductions, we have reduced our annualized administrative expenses from approximately $25.1 million at March 31, 2009 to $22.7 million at September 30, 2010.

Market Developments

The fixed income market performance during the three months ended September 30, 2010 was solid with the Barclay’s Aggregate Index increasing 2.5% while the equity markets recovered, with the S&P 500 Index increasing by 11.3%. For the twelve months ended September 30, 2010, the Barclay’s Aggregate Index gained 10.2% while the S&P 500 Index gained 8.2%. As a result of the strong market returns, our assets under management increased by $227.0 million, or 3%, since September 30, 2009. The resultant increase in average assets under management further resulted in a 9% increase in investment advisory fees for the three months ended September 30, 2010 and a 9% increase for the nine months ended September 30, 2010 compared to the prior year comparable periods.

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

We manage a portion of our assets under management through private funds that generally are organized as limited liability companies. We believe the use of these funds allows us to provide our investment strategies to our institutional clients in a cost effective manner. We earn incentive fees on two of the funds, which are organized to invest in preferred stocks.

Assets under management of $8.5 billion at September 30, 2010 were 5% higher than the $8.2 billion reported at December 31, 2009 and 3% higher than the $8.3 billion reported at September 30, 2009. The following table presents summary activity for the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended		2010	Nine Months Ended		2010
	September 30,		vs.	September 30,		vs.
(in millions)	2010	2009	2009	2010	2009	2009

Period Activity:
Beginning balance	$8,415.8	$7,614.9	10%	$8,151.4	$7,573.2	8%

Inflows	324.2	779.1	-58%	1,157.9	1,725.6	-33%
Outflows(1)	(492.4)	(446.5)	10%	(1,284.1)	(1,531.0)	-16%
Net flows	(168.2)	332.6	NM	(126.2)	194.6	NM

Market value change	315.2	372.6	-15%	537.6	552.3	-3%

Ending balance	$8,562.8	$8,320.1	3%	$8,562.8	$8,320.1	3%

Average Assets Under Management (2)	$8,489.3	$7,967.5	6%	$8,492.2	$7,764.3	9%
Average Fee Rate (basis points)	25	24	4%	24	24	NC

(1)	Outflows for the nine month period ended September 30, 2010 include the elimination of approximately $100 million of advisory-only accounts whose fees are not asset-based.

(2)	Average assets under management are calculated based on the quarter end balances and include amounts acquired in acquisitions in the first quarter following the acquisition.

NM: Not meaningful
NC: No change

The principle factors affecting our net flows during the periods ended September 30, 2010 and 2009 include the following:

•
We generated approximately $700 million of new assets in the quarter ended September 30, 2009 through our participation in the Term Asset-Backed Securities Loan Facility (TALF”) of the Federal Reserve Bank of New York. These new assets under management were added through new separate client accounts and our Titanium TALF Opportunity Fund (“TALF Fund”). The securities purchased under the TALF program are beginning to mature and as a result we may begin to experience some downward pressure on assets under management over the next year.

•
Our real estate investment advisory services began adding clients during the third quarter of 2009. During the quarter ended September 30, 2010, we added approximately $90 million of new assets compared to approximately $20 million of new assets in the comparable prior year period. During the nine months ended September 30, 2010, we added approximately $170 million of new assets compared to $20 million of new assets in the comparable prior year period. We earn higher average fees on the real estate assets, and the growth in these assets resulted in the marginal improvement to our overall average fee rate for the quarter ended September 30, 2010.

•
During 2009 and 2010, we experienced higher asset withdrawals by multiemployer pension clients of NIS due to their asset rebalancing activities and general economic conditions. During the quarter ended September 30, 2010, these withdrawals were approximately $110 million compared to approximately $80 million in the comparable prior year period. During the nine months ended September 30, 2010, these withdrawals were approximately $300 million compared to approximately $340 million for the comparable prior year period. We would expect these withdrawals to moderate with improved equity market returns and with improved economic conditions.

•
During the second half of 2009, we lost approximately $500 million of client accounts at Sovereign due to the loss of one broker-dealer platform and its underlying retail accounts and several large institutional accounts. We made several management changes at Sovereign to address the underlying reasons for these client losses and the Sovereign activity has stabilized in 2010. These asset losses were approximately $195 million during the quarter ended September 30, 2009 and approximately $280 million during the nine months ended September 30, 2009.

•
The lack of individual investor confidence in the equity markets has led to higher account closures and withdrawals of equity assets, particularly in our retail accounts. During the quarter ended September 30, 2010, the total outflows of equity assets were approximately $70 million compared to approximately $30 million in the comparable prior year period. During the nine months ended September 30, 2010, the total outflows of equity assets were approximately $140 million compared to $120 million in the comparable prior year period.

Market value changes reflect our investment performance for the respective periods. Fixed income assets comprise approximately 89% of our total assets under management at September 30, 2010. Fixed income returns as measured by the Barclay’s Aggregate Index were 2.5% for the quarter ended September 30, 2010 (3.7% for the comparable 2009 period) and 8.0% for the nine months ended September 30, 2010 (5.7% for the comparable 2009 period). For the nine months ended September 30, 2010, approximately 87% of our fixed income assets with defined performance benchmarks outperformed their respective benchmarks.

Equity assets comprise approximately 9% of total assets under management at September 30, 2010. Equity returns as measured by the S&P 500 Index were 11.3% for the quarter ended September 30, 2010 (15.6% for the comparable 2009 period) and 3.9% for the nine months ended September 30, 2010 (19.3% for the comparable 2009 period). Our equity assets generally underperformed their respective benchmarks for the nine months ended September 30, 2010.

The following table presents summary breakdowns for our assets under management at September 30, 2010 and 2009.
	2010	2009
By investment strategy:
Fixed income	$7,607.5	$7,516.9	1%
Equity	749.0	780.0	-4%
Real estate	206.3	23.2	NM
Total	$8,562.8	$8,320.1	3%

By client type:
Institutional	$7,286.9	$6,634.3	10%
Retail	1,275.9	1,685.8	-24%
Total	$8,562.8	$8,320.1	3%

By investment vehicle:
Separate accounts	$7,630.2	$7,798.9	-2%
Private funds	932.6	521.2	79%
Total	$8,562.8	$8,320.1	3%

Our mix of assets under management by investment strategy was relatively unchanged as fixed income assets comprised 89% of total assets under management in 2010 compared to 90% in 2009.

During 2010, our mix of assets under management with institutional clients increased to 85% compared to 78% in 2009, primarily due to the loss of retail accounts at Sovereign during the latter half of 2009. The modest change in mix did not result in a significant change in our average fee rate.

The increase in assets managed through private funds reflects our organization during the third quarter of 2009 of the TALF Fund. At September 30, 2010, we had approximately $314.3 million of assets under management in the TALF Fund.

Through October 31, 2010, our aggregate assets under management remained approximately the same at $8.5 billion.

 We have a referral arrangement with Attalus Capital (“Attalus”), whereby we refer investors to investment vehicles sponsored by Attalus and in turn receive a referral fee equal to a percentage of the fees received by Attalus from the new clients. The assets managed by Attalus under this arrangement increased slightly from $974.9 million at December 31, 2009 to $997.5 million at September 30, 2010. The activity related to these assets was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2010	2009	2010	2009

Annual Activity:
Beginning balance	$955.6	$860.4	$974.9	$806.2
Inflows	-	63.1	24.2	67.6
Outflows	-	-	-	-
Market value change	41.9	46.4	(1.6)	96.1
Ending balance	$997.5	$969.9	$997.5	$969.9

Average Assets Under Management	$976.6	$915.2	$980.0	$864.7
Average Referral Fee Rate (basis points)	25	25	25	26

Results of Operations

Consolidated Results of Operations

	Three Months Ended		2010	Nine Months Ended		2010
	September 30,		vs.	September 30,		vs.
	2010	2009	2009	2010	2009	2009
Operating revenues	$5,822,000	$5,335,000	9%	$17,064,000	$15,631,000	9%
Operating expenses:
Administrative	5,668,000	6,025,000	-6%	18,057,000	18,609,000	-3%
Amortization of intangible assets	828,000	1,020,000	-19%	2,486,000	3,059,000	-19%
Impairment of goodwill	5,100,000	4,847,000	5%	5,100,000	4,847,000	5%
Total operating expenses	11,596,000	11,892,000	-2%	25,643,000	26,515,000	-3%
Operating loss	(5,774,000)	(6,557,000)	-12%	(8,579,000)	(10,884,000)	-21%
Other income and expense	290,000	111,000	161%	1,009,000	129,000	682%
Loss before taxes	(5,484,000)	(6,446,000)	-15%	(7,570,000)	(10,755,000)	-30%
Income tax benefit	-	(249,000)	NM	-	(1,821,000)	NM
Net loss	$(5,484,000)	$(6,197,000)	-12%	$(7,570,000)	$(8,934,000)	-15%
Net loss per share
basic	$(0.27)	$(0.30)		$(0.37)	$(0.43)
diluted	$(0.27)	$(0.30)		$(0.37)	$(0.43)

NM: Not meaningful

The decrease in the net loss for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 is primarily attributable to the following:

•	An increase in revenue of $487,000, or 9%, reflecting both an increase in average assets under management and a modest increase in our average fee rate.
•	A decrease in administrative expenses of $357,000, primarily reflecting compensation reductions.
•	A decrease in amortization charges from $1,020,000 to $828,000, reflecting the write off of intangible assets during 2009.
•	An impairment charge for goodwill of $5,100,000 recognized in 2010 compared to a charge of $4,847,000 recognized in 2009.
•	An increase in other income of $179,000, primarily reflecting the income from two equity investees in 2010.
•	A $249,000 decrease in income tax benefits, reflecting the continued establishment of valuation allowances for all deferred tax assets.

The decrease in the net loss for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 is primarily attributable to the following:

•	An increase in revenue of $1,433,000, or 9%, reflecting an increase in average assets under management.
•	A decrease in administrative expenses of $552,000, despite incurring $813,000 of severance costs in the 2010 period, primarily reflecting compensation reductions.
•	A decrease in amortization charges from $3,059,000 to $2,486,000, reflecting the write off of intangible assets during 2009.
•	An impairment charge for goodwill of $5,100,000 recognized in 2010 compared to a charge of $4,847,000 recognized in 2009.
•
An increase in other income of $880,000, primarily reflecting income from two equity investees in the 2010 period compared to a $381,000 impairment loss on a commingled stock fund recognized in the 2009 period.

•	A $1,821,000 decrease in income tax benefits reflecting the continued establishment of valuation allowances for all deferred tax assets.

In evaluating operating performance, we consider operating income and net income, which are calculated in accordance with accounting principles generally accepted in the United States (“GAAP”), as well as Adjusted EBITDA, an internally derived non-GAAP performance measure. We define Adjusted EBITDA as operating income or loss before non-cash charges for amortization and impairment of intangible assets and goodwill, depreciation, and share compensation expense. We believe Adjusted EBITDA is useful as an indicator of our ongoing performance and our ability to service debt, make new investments, and meet working capital requirements. Adjusted EBITDA, as we calculate it, may not be consistent with computations made by other companies. We believe that many investors use this information when analyzing the operating performance, liquidity, and financial position of companies in the investment management industry. The following table provides a reconciliation of operating income to Adjusted EBITDA for the three and nine month periods ended September 30, 2010 and 2009.

	Three Months Ended		2010	Nine Months Ended		2010
	September 30,		vs.	September 30,		vs.
	2010	2009	2009	2010	2009	2009
Operating loss	$(5,774,000)	$(6,557,000)	-12%	$(8,579,000)	$(10,884,000)	-21%
Amortization of intangible assets	828,000	1,020,000	-19%	2,487,000	3,059,000	-19%
Impairment of goodwill	5,100,000	4,847,000	5%	5,100,000	4,847,000	5%
Depreciation expense	20,000	26,000	-23%	67,000	80,000	-16%
Share compensation expense	-	107,000	NM	(139,000)	314,000	NM
Adjusted EBITDA	$174,000	$(557,000)	NM	$(1,064,000)	$(2,584,000)	-58%

NM: Not meaningful

Adjusted EBITDA for the nine months ended September 30, 2010 includes severance costs of $813,000. Excluding severance costs, our Adjusted EBITDA deficit would have been $251,000.

Operating Revenues

Our operating revenues include investment advisory fees received for the management of assets within separate accounts and private funds. We also receive incentive fees on an annual basis from the management of two of the private funds that invest in preferred stocks. Our operating revenues also include referral fees earned in connection with NIS’s referral arrangement with Attalus. Operating revenues increased by $487,000, or 9%, in the three months ended September 30, 2010 and by $1,433,000, or 9%, for the nine months ended September 30, 2010 primarily due to the increase in average assets under management. The changes by revenue category are more fully described below.

	Three Months Ended		2010	Nine Months Ended		2010
	September 30,		vs.	September 30,		vs.
	2010	2009	2009	2010	2009	2009
Investment advisory fees	$5,220,000	$4,760,000	10%	$15,240,000	$13,973,000	9%
Referral fees	602,000	575,000	5%	1,824,000	1,658,000	10%
Total operating revenues	$5,822,000	$5,335,000	9%	$17,064,000	$15,631,000	9%

For the three month periods, investment advisory fees increased by $460,000, or 10%, in 2010 due to the increase in average assets under management from $8.0 billion in 2009 to $8.5 billion in 2010 and a modest increase in the average fee rate. The 6% increase in average assets under management was principally the result of strong fixed income returns and the new business generated from the TALF program. For the nine month periods, investment advisory fees increased by $1,267,000, or 9%, due to the increase in average assets under management from $7.8 billion in 2009 to $8.5 billion in 2010.

The $27,000 increase in referral fees for the three month period and the $166,000 increase for the nine month period primarily reflect the increase in average assets under management with Attalus under NIS’s referral arrangement.

We also earn annual incentive fees from two private preferred stock funds managed by NIS. These fees are based on a calendar year performance period and we recognize the fees at the conclusion of the performance period. In 2009, we earned incentive fees of $1,256,000, which were recognized in December 2009. While preferred stock returns are volatile, based on performance through September 30, 2010, we expect to earn incentive fees of approximately $600,000.

Administrative Expenses

Administrative expenses for the three month period ended September 30, 2010 decreased by $357,000 compared to the 2009 period. The decrease primarily reflects a $368,000 reduction in ongoing cash compensation costs. Administrative expenses for the nine month period ended September 30, 2010 decreased by $552,000 compared to the 2009 period, despite incurring $813,000 of severance costs during the 2010 period. The decrease primarily reflects a $1,140,000 reduction in cash compensation costs. Other changes by expense category are more fully described below.

	Three Months Ended		2010	Nine Months Ended		2010
	September 30,		vs.	September 30,		vs.
	2010	2009	2009	2010	2009	2009
Employee compensation:
Cash compensation	$3,368,000	$3,736,000	-10%	$11,081,000	$11,408,000	-3%
Share-based compensation	-	107,000	NM	(139,000)	314,000	NM
Total compensation	3,368,000	3,843,000	-12%	10,942,000	11,722,000	-7%
Third party distribution expense	291,000	212,000	38%	902,000	627,000	44%
Investment management expense	521,000	440,000	18%	1,479,000	1,213,000	22%
Legal, audit, and other professional services	357,000	443,000	-19%	1,347,000	1,614,000	-17%
Occupancy	311,000	330,000	NC	969,000	989,000	NC
Other administrative expenses	820,000	757,000	8%	2,418,000	2,444,000	-1%
Total administrative expenses	$5,668,000	$6,025,000	-6%	$18,057,000	$18,609,000	-3%

NM: Not meaningful
NC: No change

Cash compensation includes salaries and wages, sales incentives and other cash bonuses, and other payroll related taxes and benefits. For the three month period ended September 30, 2010, cash compensation decreased by $368,000, or 10%, compared to the 2009 period, primarily due to reduced headcount. For the nine month period ended September 30, 2010, cash compensation decreased by $327,000 compared to the 2009 period despite $813,000 of severance costs. Excluding severance, our cash compensation for the nine month periods decreased by $1,140,000, or 10%. Overall, we reduced headcount from 90 at September 30, 2009 to 82 at September 30, 2010.

The credit for share-based compensation in the nine months ended September 30, 2010 reflects the forfeiture of a share grant in the second quarter and the reversal of previously recognized compensation expense. At September 30, 2010 there were no outstanding stock awards.

Third party distribution expense represents payments made to broker-dealer networks and other outside sales commissions. The increases in 2010 reflect increased levels of business conducted through an outside sales agent and a broker dealer network.

Investment management expense includes pricing, trading, compliance, and other investment management service costs and subadvisory service fees for outside assistance in the management of a certain asset class. The increase in investment management expense primarily reflects increased subadvisory service fees resulting from growth in that class of assets.

The $267,000 decrease in legal, audit and other professional services expense for the nine months ended September 30, 2010 primarily reflects reduced legal and accounting services. During the first quarter of 2009, we incurred significant legal and accounting costs in connection with the completion of our initial Form 10-K.

Other administrative expenses principally include travel and other marketing related expenses, insurance expense, and other operating expenses.

Goodwill Impairment

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

We estimate fair value averaging fair value established using an income approach and fair value established using a market approach. The fair value from the income approach was weighted 75%, while the fair value from the market approach was weighted 25%. The weighting reflects that the market approach includes more mature asset management companies with greater scale than the Company. We use independent valuation specialists to assist us in our valuation process.

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

The market approach employs market multiples for comparable companies. Fair value estimates are established using multiples of assets under management and current and forward multiples of revenue and earnings before income taxes, depreciation and amortization (referred to as EBITDA).

Based on interim results through September 30, 2010, initial work in connection with preparing our 2011 budget, and some trading activity in our common stock, we determined that we should complete a goodwill impairment test as of September 30, 2010. For the current operating forecasts, our estimates for net inflows of assets under management and market returns resulted in estimated revenue growth rates of approximately 9% per annum, which are less than the estimated growth rates in the immediately prior valuation. Cash flows beyond the five year forecast period were projected at 4% per annum. We used a weighted average cost of capital of 14.5% determined using the capital asset pricing model, which is consistent with the rate used in the immediately prior valuation.

Upon completion of the goodwill impairment test as of September 30, 2010, we concluded that our recorded goodwill balance was impaired and recorded an impairment charge of $5,100,000 in the third quarter of 2010. In addition, we expect to settle the remaining acquisition obligation for Boyd in the fourth quarter for the full $8,000,000. This settlement would result in an additional $8,000,000 of goodwill. However, based on the current estimates, we expect that we will have to recognize an additional goodwill impairment charge for this entire amount in the fourth quarter of 2010.

During 2009, we incurred impairment charges of $8,489,000, of which $4,847,000 was recorded in the third quarter of 2009 and $3,642,000 was recorded in the fourth quarter of 2009.

Other Income and Expense

Other income and expense includes investment income from the investment of excess cash balances offset by interest expense that represents accretion of discounted acquisition obligations.

	Three Months Ended		2010	Nine Months Ended		2010
	September 30,		vs.	September 30,		vs.
	2010	2009	2009	2010	2009	2009
Interest income	$69,000	$98,000	-30%	$233,000	$334,000	-30%
Realized gains on investments	54,000	28,000	89%	181,000	220,000	-18%
Impairment loss on investment in commingled stock fund	-	-	NC	-	(381,000)	NM
Income from equity investees	167,000	-	NM	611,000	-	NM
Interest expense	-	(15,000)	NM	(16,000)	(44,000)	-64%
Total other income (expense)	$290,000	$111,000	161%	$1,009,000	$129,000	682%

NM: Not meaningful
NC: No change

We earn interest income and realize investment gains on a portfolio of debt securities managed to enhance our yield on cash not immediately needed for operations. At September 30, 2010, we had $9,351,000 invested in the portfolio of debt securities compared to $11,473,000 at September 30, 2009. Since December 31, 2009, we used $6,000,000 of these funds to invest in two of our private funds. The decrease in interest income and realized gains reflects a reduction in the average level of assets in the portfolio.

The impairment loss represents a loss incurred in connection with our investment in the Plurima Titanium U.S. Stock Fund, a sub-fund of the Dublin-based Plurima Funds mutual funds complex, to which Wood served as investment advisor. During 2008, we invested $968,000 in the commingled stock fund as seed money for its development. In March 2009, the Company’s board of directors determined that additional investments from other parties into the Plurima Titanium U.S. Stock Fund were likely not to be forthcoming. As a result, we decided to liquidate our investment in the commingled stock fund. Based on this decision, we recognized a $381,000 impairment loss on this investment. We subsequently liquidated our investment and received proceeds of $587,000 from Plurima in 2009.

Income from equity investees represents our share of the net income of two investments in affiliates.

Our investment in affiliates includes an investment in the Titanium TALF Opportunity Fund, which we organized for our clients to invest primarily in securities participating in the Term Asset-Backed Securities Loan Facility of the Federal Reserve Bank of New York. We are the managing member of the TALF Fund and serve as the investment manager for the TALF Fund for which we receive management fees. As of September 30, 2010, our investment in the TALF Fund represents approximately 11% of the total investments in the TALF Fund. Because we have an equity interest in the TALF Fund and have significant influence over the TALF Fund’s daily activities through our role as managing member and investment manager, we account for this investment using the equity method of accounting.

Our investment in affiliates also includes a $2,000,000 investment in the NIS Fixed Income Arbitrage Fund, LTD. (the “NIS ARB Fund”) made during the three months ended March 31, 2010. We are the managing member of the NIS ARB Fund and serve as the investment manager for the NIS ARB Fund for which we receive management fees. As of September 30, 2010, our investment in the NIS ARB Fund represents approximately 15% of the total investments in the NIS ARB Fund. Because we have an equity interest in the NIS ARB Fund and have significant influence over the NIS ARB Fund’s daily activities through our role as managing member and investment manager, we account for this investment using the equity method of accounting.

Liquidity and Capital Resources

At September 30, 2010, we had $17,373,000 of funds available consisting of $1,599,000 of cash and cash equivalents, $9,351,000 of securities available for sale, and $6,423,000 invested in the two private funds that we manage. At December 31, 2009, these combined balances were $19,501,000. The $2,128,000 reduction primarily reflects the $1,744,000 of acquisition obligation payments made during the nine months ended September 30, 2010.

	Nine Months Ended September 30,
	2010	2009

Net cash used in operating activities	$(545,000)	$(1,680,000)
Net cash used in investing activities	$(2,629,000)	$(10,690,000)

Net cash used in operating activities decreased from $1,680,000 in 2009 to $545,000 in 2010 primarily due to increased operating revenues, decreases in administrative expenses, and increased investment income.

Net cash used in investing activities in 2010 primarily reflects the use of approximately $4,000,000 for additional investments in two private funds that we manage, payments of $1,744,000 for the final acquisition obligations related to our acquisitions of NIS and Sovereign, partially offset by a $3,243,000 net decrease in invested assets. Net cash used in investing activities in 2009 reflects payments of $8,151,000 for acquisition obligations related to our acquisitions of Boyd and NIS and a $2,411,000 net increase in invested assets.

In connection with the acquisitions of Wood, Sovereign, NIS and Boyd, the acquisition agreements provided for deferred fixed payments and contingent payments based on assets under management or revenues at specified future dates. The deferred fixed amounts due as of September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010	December 31, 2009
Current amounts:
Sovereign acquisition obligation (a)	$-	$1,033,000
NIS acquisition obligation (b)	-	713,000
Current acquisition payments due	$-	$1,746,000

Noncurrent amount -
Boyd acquisition obligation (c)	$960,000	$960,000

(a)
During the period ended March 31, 2010, as part of a settlement agreement with the previous majority owner of Sovereign, the Company agreed to pay $1,015,000 in full satisfaction of all amounts due, or that would become due, under the acquisition agreement. This amount was paid in April 2010.

(b)	The NIS acquisition obligation was paid in May 2010.

(c)	The Boyd acquisition obligation reflects a deferred stock grant of 192,000 shares of common stock valued at the acquisition date at $960,000, payable in 2011.

Under the terms of the acquisition agreement for Wood, the seller may receive additional payments should Wood achieve certain revenue and assets under management milestones through September 30, 2011. At September 30, 2010, the remaining maximum payments are $3,000,000, of which up to 50% is payable in Titanium common stock. Based on current estimates for assets under management and revenues, the Company estimates that approximately $825,000 will be due under the assets under management provision in 2011 and that no amount will be due under the revenue provision.

Under the terms of the acquisition agreement for Boyd, the sellers may receive an additional deferred payment up to $8,000,000 based on the revenue run rate as of December 31, 2010, payable in 2011. The current revenue run rate significantly exceeds the target for the maximum. We expect to amend the acquisition agreement, to accelerate the measurement date to November 30, 2010 and to make the payment in cash prior to December 31, 2010.

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

Recent Accounting Pronouncements

The following new accounting standards and amendments to standards first became effective for the fiscal year beginning January 1, 2010:

•
A standard, which was issued by the Financial Accounting Standards Board (“FASB”) in June 2009, that requires entities to provide more information regarding sales of securitized financial assets and similar transaction. The adoption of this standard did not have a significant impact on the Company’s consolidated financial statements.

•
An amended standard, issued by the FASB in January 2010, that require additional disclosures about significant transfers in and out of fair value measurement levels 1 and 2 and reasons for the transfers. In addition, the amended standard requires new disclosures relating to the reconciliation for fair value measurements using unobservable inputs (level 3) detailing information about purchases, issuances, and settlements on a gross basis. The adoption of these amended disclosure requirements did not have a significant impact on the company’s consolidated financial statements.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TITANIUM ASSET MANAGEMENT CORP.

November 15, 2010	By:	/s/ Robert Brooks
Name: Robert Brooks
Title: Chief Executive Officer (Principal Executive Officer)

November 15, 2010	By:	/s/ Jonathan Hoenecke
Name: Jonathan Hoenecke
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.