Form 10-K
period 2010-12-31
Titanium Asset Management Corp
filed 2011-03-29
CIK 1407161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Common Stock, par value $0.0001
(Title of Class)
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of June 30, 2010, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of the Registrant’s common stock held by non-affiliates of the Registrant (based upon the closing mid-market price of such shares on AIM) was approximately $24,900,000.  Shares of the Registrant’s common stock held by the Registrant’s executive officers and directors and by each entity that owns 5% or more of the Registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.  (The aggregate market value excludes restricted stock for which there is no market.)

At March 18, 2011, there were 20,634,232 shares of the Registrant’s common stock and 612,716 shares of restricted stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Definitive Proxy Statement for the Company’s 2011 Annual Meeting of Stockholders – Part III of this Form 10-K

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

General

Our principal business is providing investment advisory services to institutional and retail clients.  Through four acquisitions, we have assembled a group of investment managers with solid long-term track records to serve as our core asset management business.  Through these investment managers, we have expertise in both fixed-income and equity investment strategies and have a client base that extends from individuals to a range of institutional investors, as well as sub-advisory and referral arrangements with a variety of broker-dealers.  We also expanded our business to include real estate investment advisory services through the hiring of two experienced real estate investment managers.  Although we manage and distribute a wide range of products and services, we operate in one business segment, namely as an investment advisor to institutional and retail clients.  As of December 31, 2010, we had $8.1 billion of assets under management and an additional $0.9 billion of assets, on which we earn referral fees.

We currently plan to grow our business organically.  However, we may pursue growth opportunities through lift out transactions that would selectively add investment or sales personnel to add additional complementary investment strategies or leverage our existing investment strategies, through the acquisition of an asset management firm, or through the assignment of management agreements with mutual funds.

Company History and Development

We were incorporated in Delaware on February 2, 2007, operating as a special purpose acquisition company.  Our objective was to acquire one or more operating companies engaged in the asset management business.

On June 21, 2007, we completed a $120,000,000 private placement of units consisting of one share of our common stock, par value $0.0001 per share (referred to as Common Stock), and one warrant to purchase one share of Common Stock at $4.00 per share (referred to as a Warrant).  Clal, a publicly traded financial institution in Israel, became the holder of approximately 44.1% of our Common Stock (42.8% of our voting stock) at that time as a result of the private placement.  Clal subsequently acquired more than a majority of our Common Stock on May 1, 2008 when it purchased additional outstanding shares of Common Stock from another stockholder.  As of January 24, 2011, Clal no longer is a public company, although it has continuing reporting obligations under Israeli securities law due to its publicly-traded debt.

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

We purchased all of the outstanding capital stock of Wood on October 1, 2007 pursuant to an acquisition agreement, dated September 5, 2007, with Wood and its stockholders (referred to as the Wood Agreement).  The total initial purchase price for the outstanding capital stock of Wood was $27,500,000 in cash and 727,273 shares of our Common Stock (valued at $4,000,000 on the acquisition date).

Pursuant to the terms of the Wood Agreement, we paid the sellers an additional $450,000 in cash and 179,976 shares of Common Stock (valued at $450,000 on the day preceding the payment) based on Wood’s assets under management as of September 30, 2009.

The Wood Agreement calls for a final payment of up to $2,000,000 payable on November 22, 2011, if the assets under management of Wood exceed $1.5 billion on September 30, 2011 or a prorated amount if the assets under management of Wood are less than $1.5 billion.  At our option, up to 50% of this payment may be paid in shares of our Common Stock (valued on the day preceding each payment).  We currently estimate that approximately $835,000 will be due under the assets under management provision.

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

We purchased all of the outstanding membership interests of Sovereign on October 1, 2007 pursuant to an acquisition agreement, dated September 5, 2007, with Sovereign, its sole member JARE, Inc. (referred to as JARE) and the owners of JARE (referred to as the Sovereign Agreement).  The total initial purchase price for the outstanding membership interests of Sovereign was $4,500,000 in cash and 181,818 shares of our Common Stock (valued at $1,000,000 on the acquisition date).

Pursuant to the terms of the Sovereign Agreement, the sellers were entitled to receive up to four additional payments totaling $5,000,000 based on both assets under management at September 30, 2009 and September 30, 2011 and revenues for the twelve months ended September 30, 2009 and September 30, 2010.  During the fourth quarter of 2009, we terminated our employment relationship with the former principal owner of Sovereign.  On April 23, 2010, we reached a settlement that required us to make one final payment of $1,015,000 in cash in satisfaction of all of our remaining obligations under the Sovereign Agreement.

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

On March 31, 2008, we purchased all of the outstanding capital stock of NIS pursuant to an acquisition agreement, dated February 28, 2008, with NIS, NIS Holdings Inc. and the stockholders of NIS Holdings Inc. (referred to as the NIS Agreement).  The purchase price for all of the outstanding capital stock of NIS was approximately $29,684,000 in cash at closing and deferred payments of $655,000 paid on March 31, 2009 and $713,000 paid on March 31, 2010.

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

On December 31, 2008, we purchased all of the outstanding membership interests in Boyd pursuant to a purchase agreement, dated November 7, 2008, with BWAM Holdings, LLC, Boyd, and the common members and, for limited purposes, the preferred members of BWAM Holdings, LLC (referred to as the Boyd Agreement).  The total initial purchase price for the outstanding membership interests of Boyd was $7,500,000 in cash, which was paid January 2, 2009, and 192,000 shares of our Common Stock (valued at $960,000 on the acquisition date), that will be issued to the sellers in 2011.

The Boyd Agreement called for an additional payment based on Boyd’s revenue run rate, as defined in the Boyd agreement, as of December 31, 2010.  The payment amount ranged from $1,000,000 at a revenue run rate of $6,250,000 up to a maximum amount of $8,000,000 at a revenue run rate in excess of $8,000,000.  The additional payment was to be paid 65% in cash and 35% in shares of Common Stock. Throughout 2010, Boyd was significantly exceeding the revenue run rate required to entitle the sellers to the full $8,000,000 payment.  In December 2010, we amended the acquisition agreement to accelerate the measurement date to November 30, 2010 and provide that the deferred payment be made all in cash, with half payable prior to December 31, 2010 and the other half payable January 3, 2011.  The amendment also fixed January 3, 2011 as the issuance date for the deferred stock grant of 192,000 shares of Common Stock.

Recent Developments

During 2009, we extended our business to include real estate investment advisory services through the hiring of two experienced real estate investment managers.

As of December 31, 2010, we transferred the client accounts of Sovereign to Boyd and deregistered Sovereign as an investment advisor.  We transferred these accounts to further integrate our businesses and increase efficiencies in our operations and marketing activities.

Principal Products and Services

Our Principal Investment Strategies

As of December 31, 2010, approximately 88% of our assets under management were invested under fixed income strategies, approximately 10% were invested under equity strategies, and approximately 2% were real estate investments.  The following table shows our assets under management by investment strategy as of December 31, 2010 and 2009.

	December 31,
(in millions)	2010	2009
Fixed income	$7,137.4	$7,242.3
Equity	781.3	869.3
Real estate	206.3	39.8
Total	$8,125.0	$8,151.4

Our fixed income strategies include a broad array of complementary fixed income strategies that have been developed to provide accounts with different maturities, qualities of credit, and return preferences within the fixed-income markets, as well as taxable and non-taxable securities.  We use both internal and third-party research in our investment processes and in the construction of specific portfolios.

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

Our principal equity strategies are a U.S. Large Cap Value Equity strategy, a U.S. Core Equity strategy, and a Quantitative Strategy.  The U.S. Large Cap Value Equity and U.S. Core Equity strategies are based on a combination of internally generated research and third-party analysis (largely provided by broker-dealers), and the investment process for these strategies uses both “top down” macroeconomic analysis and “bottom up” company research.  The U.S. Large Cap Value Equity strategy is benchmarked against the Russell 1000 Value Index and the U.S. Core Equity strategy against the S&P 500 Index.  The Quantitative Strategy is based upon internally conducted quantitative research that seeks to forecast relative returns from different markets and from investment styles (for example, value versus growth).  All accounts implementing the Quantitative Strategy are currently benchmarked against the Russell 3000 Index.

In general, the percentages paid as fees based on assets under management are higher for equity investment strategies than for fixed-income strategies.  Client portfolios within the same investment strategy may differ with regard to specific portfolio holdings, but the portfolios all have similar goals and objectives.  In addition, restrictions and other guidelines that clients may place on their portfolios will result in differences in the securities held in portfolios with the same investment strategy.  Therefore, client portfolios with similar strategies will not perform identically.

Our current real estate advisory services are directed towards multiemployer pension plans and other institutional investors and are provided as separate account and Qualified Professional Asset Manager (QPAM) services.  These services include the origination of forward commitments for construction and permanent loans, development of construction projects for equity participation, equity acquisitions, and asset management for all property types including distressed properties.

Other Investment Strategies

NIS has a referral arrangement with Attalus Capital L.L.C., or Attalus, whereby NIS refers investors to investment vehicles sponsored by Attalus and in turn receives a referral fee equal to a percentage of the fees received by Attalus from the new clients.  Attalus provides hedge fund strategies including a Multi Strategy fund and a Long Short Equity fund.  The referral arrangement has a term of three years that began on July 1, 2009, and the term is subject to renewal.  If the referral agreement is not renewed, NIS remains entitled to its compensation for so long as each referred client remains a client of Attalus.  As of December 31, 2010, we had $894.4 million of assets under this referral arrangement on which we earn referral fees.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Assets Under Management” for a discussion on Attalus and recent developments.

Our Clients

As of December 31, 2010, approximately 85% of our assets were with institutional clients and approximately 15% were with retail clients.  The following table shows our assets under management by client type as of December 31, 2010 and 2009.

	December 31,
(in millions)	2010	2009
Institutional	$6,902.8	$6,371.8
Retail	1,222.2	1,779.6
Total	$8,125.0	$8,151.4

We have 264 pension and welfare plan clients that represent approximately 49% of our client base, including 137 multiemployer plan clients that represent 34% of our client base.  Our remaining customer base is fairly diverse.  The following table presents the number of clients by type and the percentage of assets under management that each represents as of December 31, 2010 and 2009:

	December 31,
	2010		2009
	Number of clients	Percentage of total assets under management	Number of clients	Percentage of total assets under management

Institutional
Pension and welfare plans
Multiemployer plans	137	34%	121	32%
Other	127	15%	145	16%
Total pension and welfare plans	264	49%	266	48%
Governmental entities	33	13%	35	13%
Corporations	115	8%	61	8%
Charitable organizations	71	8%	60	8%
Other	44	7%	93	5%
Total institutional	527	85%	515	78%

Retail
Broker dealer	1,131	9%	1,212	12%
Other	623	6%	765	10%
Total retail	1,754	15%	1,977	22%

Total	2,281	100%	2,492	100%

Our asset management services are typically delivered pursuant to investment advisory agreements we enter into with our clients.  Investment advisory fees are generally received quarterly, based on the value of assets under management on a particular date, such as the first or last day of a quarter.  Our institutional business is generally billed in arrears, whereas the retail business is generally billed in advance.  The majority of our investment advisory contracts are generally terminable at any time or on notice of 30 days or less.  The nature of these agreements, the notice periods and the billing cycles vary depending on the nature and the source of each client relationship.

We service a significant portion of our retail clients through arrangements with other investment advisors or with broker-dealers, including a number of “wrap” programs sponsored by broker-dealers.  Wrap programs generally permit investors whose accounts otherwise would not have sufficient assets to warrant a separate account managed by an investment advisor to obtain specialized treatment.  The client enters into an investment advisory agreement with the broker-dealer sponsor of the program, who collects an overall fee for participation in the program; the sponsor then enters into sub-advisory agreements with a range of specialist investment advisors to manage the client assets and pays the specialist investment advisors part of the overall fee.  The majority of the sub-advisory contracts that we have entered into for the wrap programs in which we participate are generally terminable at any time or on written notice of 30 days or less.

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

A final type of relationship is one under which we provide a model portfolio to a broker-dealer, but are not responsible for managing underlying individual accounts.  Wood has two such relationships and is paid a fee quarterly in advance based upon the assets that the broker-dealer manages using the model portfolio.  The notice period for terminating these relationships is between 7 and 30 days, and notices are required to be in writing.

Most of our investment advisory services are provided through the management of separate accounts.  However, an increasing percentage of our services are provided through private funds, which allow us to provide our investment strategies to our institutional clients in a more cost efficient manner.  At December 31, 2010, 89% (89% in 2009) of our assets under management were managed through separate accounts, whereas 11% (11% in 2009) were managed through private funds.

	December 31,
(in millions)	2010	2009
Separate accounts	$7,246.9	$7,291.9
Private funds	878.1	859.5
Total	$8,125.0	$8,151.4

We manage seven private funds that are organized as limited liability companies.  The funds are organized with several specific fixed income investment strategies including a high-yield fixed income strategy and U.S. corporate preferred stocks and preferred-like income securities strategy.  The Titanium TALF Opportunity Fund (referred to as the TALF Fund), was organized as a vehicle to invest in securities participating in the Term Asset-Backed Securities Loan Facility (referred to as TALF) of the Federal Reserve Bank of New York.  The TALF Fund is no longer open for new investments as the TALF program has expired.

In addition to management fees, we earn incentive fees from two of the private funds that invest in U.S. corporate preferred stocks.  Our incentive fees are measured on the absolute investment performance over a calendar year performance period, and are subject to a cumulative profit threshold.  Because investment returns on preferred stocks can be volatile, the level of incentive fees earned can vary significantly from year to year.  We earned incentive fees of $689,000 and $1,256,000 in 2010 and 2009, respectively.

Distribution and Marketing

Institutional Distribution

Approximately 85% of our assets under management were with institutional clients as of December 31, 2010.  Institutional investors typically use multiple investment strategies in building their portfolios and rely heavily on advice from investment consultants.  Our business strategy is to have several different investment strategies in order to have multiple opportunities to obtain additional assets under management from existing or prospective clients.  At the same time, we work extensively with investment consultants, in particular by providing them with timely information about our investment strategies and responding to their requests for proposals.  Our current focus is on firms with a regional presence that service our existing clients or prospects.  We currently conduct business through approximately ten consultants, including Marco Consulting Group, Marquette Association, Strategic Capital and CapTrust Advisors/Schott Group who collectively represent clients with approximately 27% (32% in 2009) of our assets under management.

We expect to increase our marketing efforts to consultants by providing information to, and calling on, more firms, including firms with national coverage.

In addition, we may, on occasion, engage third-party solicitors to market our products to institutional clients.

Broker-Dealer Relationships

We have relationships with 49 broker-dealers, through which approximately 17% of our assets under management are provided.  None of these relationships represents more than 4% of our assets under management as of December 31, 2010.

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

Approximately $1,232,000, or 6%, of our investment advisory fees are earned through one broker-dealer.  In connection with this arrangement, we pay referral fees totaling approximately $722,000.

Competitive Business Conditions

The U.S. Economy

The U.S. economy and the global economy have continued their slow emergence from the financial crisis of 2008.  While the economy has shown some signs of strengthening, which has encouraged appreciation in the stock market, the U.S. government remains unclear on the future and its policies, which has created significant uncertainty in the economy.

In 2010, the equity markets produced an above expectations return of slightly more than 15% for the year, while the fixed income markets produced a very respectable 6.5% return, as measured by the broad investment grade indices.  Almost all of our fixed income products outperformed their respective benchmarks.  Because fixed income strategies represent approximately 88% of our assets under management, the fixed income markets have the most significant impact on our assets under management and our operating results.  As our fixed income assets continue to be a liquidity source for our clients’ financial obligations, withdrawals will remain a challenge to growing our assets under management.

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

Governmental Regulation

The following is a summary of the main legal restrictions and other regulations pertaining to our asset management activities.  Substantially all aspects of our businesses are subject to federal and state regulation.

Specifically, we are subject to federal securities laws, principally the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Investment Advisers Act of 1940, as amended (“Investment Advisers Act”); to state laws regarding securities fraud; and regulations promulgated by various regulatory authorities, including the Commission.  These laws and regulations are primarily intended to benefit clients and generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the carrying on of business for failure to comply with such laws and regulations.  Possible sanctions that may be imposed include the suspension of individual employees, limitations on engaging in business for specific periods, the revocation of the registration as an investment advisor, censures and fines.

From time to time, the federal securities laws have been augmented substantially.  For example, among other measures, regulators have adopted the Sarbanes−Oxley Act of 2002, the Patriot Act of 2001 and the Gramm−Leach−Bliley Act of 1999.  More recently, the Dodd−Frank Wall Street Reform and Consumer Protection Act (“Dodd−Frank Act”) was enacted into law on July 21, 2010.  Under the Dodd−Frank Act, we continue to be primarily regulated by the Commission.  The Dodd−Frank Act provides, however, for rule changes that may affect us.  Prior to complete implementation, it will be difficult to assess the full impact of the Dodd−Frank Act on our operations.

Commission Regulation

We and each of our active subsidiaries are registered with the Commission as investment advisors.  In addition to being registered with the Commission, each such entity is authorized to do business in each state in which it has clients.

Every registered investment advisor must comply with the requirements of the Investment Advisers Act, and related Commission regulations.  As compared to other disclosure-oriented federal securities laws, the Investment Advisers Act and related regulations are restrictive and primarily intended to protect the clients of registered investment advisors.

To register as an investment advisor regulated by the Commission, an entity files a Form ADV, which consists of two parts, Form ADV Part I and Form ADV Part II.  The first part (Form ADV Part I) is an annual report submitted to the Commission within 90 days of the end of the calendar year that describes ownership of the company, the volume of assets under management, categories of customers and any material change that has occurred during the reported year.  The second part (Form ADV Part II) is a report directed to clients of the registered investment advisor 90 days after the end of the calendar year (new clients receive a copy of this report when they open an account).  Form ADV Part II provides information regarding the investment process of the registered investment advisor, the ethical code of the registered investment advisor, and the compliance process of the registered investment advisor, and also contains a biography of the key managers of the registered investment advisor.

Under the Investment Advisers Act, an investment advisor has fiduciary duties to its clients.  The Commission has interpreted these duties to impose standards, requirements and limitations on, among other things: trading for proprietary, personal and client accounts; allocations of investment opportunities among clients; use of “soft dollars;” execution of transactions; and recommendations to clients.  The Investment Advisers Act also imposes specific restrictions on an investment advisor’s ability to engage in principal and agency cross trading.  Registered investment advisors are also subject to many additional requirements that cover, among other things, disclosures regarding their businesses to clients; maintenance of extensive books and records; restrictions on the types of fees that they may charge; custody of client assets; client privacy; advertising; and solicitation of clients.  Investment advisory agreements may not be assigned without the client’s consent.

Registered investment advisors are also required to adopt written compliance programs designed to prevent violations of the federal securities laws.  These compliance programs must be reviewed annually for adequacy and effectiveness.  Registered investment advisors must also designate a chief compliance officer.

Failure to comply with the provisions of the Investment Advisers Act, may lead to the Commission imposing any of the sanctions available to it, depending on the severity of the violation, including the payment of fines, revoking the license, and prohibiting private individuals from marketing securities for a particular period.  Sanctions due to criminal activity could include payment of fines and even incarceration.

State Regulation

States generally may not impose their registration and licensing laws on investment advisors who are registered under the Investment Advisers Act merely because they are transacting business in the state.  However, they may require notice filings of documents the investment advisors file with the Commission.  States may impose examination requirements and other requirements.  States may also impose suitability standards on an investment advisor’s recommendations as well as other standards.  Furthermore, states may investigate and bring enforcement actions for fraud and other matters of law.

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

Employees

At December 31, 2010, we had 82 employees, of whom 78 were full time employees.  Thirty-two of our employees were investment professionals.  The average professional experience of our investment staff was 21 years.  Seventeen of our staff were Certified Financial Analyst charterholders.  Our marketing, sales and client service staff comprised 16 employees.  We believe that we have a stable workforce and that our relationship with our employees is good.

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

The investment advisory fees that we receive are based on the market values of our assets under management.  Accordingly, a decline in securities prices would be expected to cause our revenue and profitability to decline by:

•	causing the value of the assets under management to decrease, which would result in lower investment advisory fees; or

•	causing negative absolute performance returns for some accounts that have incentive-based fees, resulting in a reduction of revenue from such fees.

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

Increases in interest rates, in particular if rapid, or high interest rates, as well as any uncertainty in the future direction of interest rates, may have a negative impact on our fixed-income products as rising interest rates or interest rate uncertainty typically decrease the total return on many bond investments due to lower market valuations of existing bonds.  Any decrease in the level of assets under management resulting from price declines, interest rate volatility or uncertainty, increased redemptions or other factors would negatively impact our revenues and profitability.

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

Our ability to grow our assets under management is highly dependent on access to third-party intermediaries, including broker-dealer sponsors of wrap programs and other third-party solicitors.  At December 31, 2010, broker-dealer wrap programs and clients referred to us by broker-dealers and other third-party solicitors accounted for approximately 17% of our total assets under management.  We cannot assure you that these sources and client bases will continue to be accessible to us on commercially reasonable terms, or at all.  The absence of such access could cause our assets under management to decline and have a material adverse effect on our net income.  In addition, some of the third-party intermediaries offer competing investment strategies, and may elect to emphasize the investment strategies of competitors or their own firms.

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

Our institutional separate account business is highly dependent upon referrals from pension fund consultants.  Many of these consultants review and evaluate our products and our organization from time to time.  Poor reviews or evaluations of either the particular product or of us may result in client withdrawals or may impact our ability to attract new assets through these intermediaries.  As of December 31, 2010, four consultants advising the largest portion of our client assets under management represented approximately 27% of our assets under management.

We have significant goodwill and intangible assets subject to impairment analysis.  The impairment analysis is based on subjective criteria, and an impairment loss could be recorded.

Goodwill represents the excess of the amount we paid to acquire our subsidiaries over the fair value of their net assets at the dates of the acquisitions.  Under the applicable accounting standards, we are required to test goodwill for impairment at least annually, and between annual tests, if circumstances would require it.  The test for impairment of goodwill requires us to estimate our fair value, which is a subjective process.  The estimation of our fair value is principally based on a discounted cash flow analysis of projected cash flows.  In preparing cash flow projections, we consider the impact that previous and future changes in our assets under management have on our projected revenues.  Among other things, our assets under management are impacted by our ability to retain clients, market returns and our ability to obtain additional clients.  In preparing the discounted cash flow analysis, we also must select an appropriate discount rate.  The selection of a discount rate involves significant judgment and can significantly impact our fair value.  In connection with the acquisition of our subsidiaries, we also acquired significant intangible assets, principally related to existing customer relationships.  These intangible assets are carried at amortized cost, but are also subject to impairment testing whenever events or circumstances indicate that their carrying values may not be recoverable.  These recoverability tests are based on estimates of cash flows, which are largely impacted by current levels of assets under management and our expectations for client tenure.  As of December 31, 2010, the net carrying amount of goodwill and other intangible assets on our consolidated balance sheet were $25,147,000 and $21,605,000, respectively, an aggregate of 70% of our total assets.  An impairment charge with respect to either or both, depending on the amount, could have a significant impact on our results of operations.

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

Changes in tax legislation can affect investment behavior, making investment generally, and specific kinds of investment products in particular, either more or less appealing.  We cannot predict the impact of future changes made to tax legislation on our business, nor can we predict the impact of future changes made to tax law on the attractiveness of the types of securities in the accounts we manage.  Amendments to existing legislation (particularly if there is a withdrawal of any tax relief, an increase in tax rates or an introduction of withholding taxes) or the introduction of new rules may impact upon the decisions of either existing or potential clients.  Changes from time to time in the interpretation of existing tax laws, amendments to existing tax rates or the introduction of new tax legislation could have a material adverse effect on our business, results of operations or financial condition.

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

Our subsidiaries’ performance in managing client assets is critical to retaining existing clients, as well as attracting new clients.  Our subsidiaries performance may be particularly critical where that subsidiary serves as a sub-advisor in connection with a wrap program.  Our investment advisory strategies may perform poorly for a number of reasons, including: general economic conditions; securities market conditions; the level and volatility of interest rates and equity prices; competitive conditions; liquidity of global markets; international and regional political conditions; acts of terrorism; regulatory and legislative developments; monetary and fiscal policy; investor sentiment; availability and cost of capital; technological changes and events; outcome of legal proceedings; changes in currency values; inflation; credit ratings; and the size, volume and timing of transactions.  These and other factors could affect the stability and liquidity of securities and futures markets, and the ability of issuers, other securities firms and counterparties to perform their obligations, negatively impacting our subsidiaries’ ability to successfully execute their investment strategies for accounts under their management.

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

We compete with other firms—both domestic and foreign—on a number of factors, including the performance of our investment management services, quality of employees, transaction execution, products and services, innovation, reputation and price.  We may fail to attract new business and we may lose clients if, among other reasons, we are not able to compete effectively.

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

Our business is subject to extensive regulation in the U.S. by the Commission.  Our or a subsidiary’s failure to comply with applicable laws or regulations could result in fines, suspensions of personnel or other sanctions, including revocation of investment advisor registration.  We could also incur costs if new rules and other regulatory actions or legislation, whether pursuant to the Dodd-Frank Act or other legislation and regulatory action, require us or our subsidiaries to spend more time, hire additional personnel or buy new technology to comply with these rules and laws.  Additional changes in laws or regulations, the interpretation or enforcement of existing laws and rules or governmental policies could also have a material adverse effect on us or our subsidiaries by limiting the sources of revenues and increasing costs.  Our business may be materially affected not only by securities regulations, but also by regulations of general application.  We have installed procedures and utilize the services of experienced administrators, accountants and lawyers to assist in satisfying these requirements.  However, there can be no assurance that these precautions will protect us from potential liabilities.

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

Clal owns approximately 51.3% of our outstanding shares of Common Stock.  This ownership gives Clal approximately 49.8% of the total shares entitled to vote.  In addition, pursuant to the terms of our certificate of incorporation, for so long as Clal or any affiliate of Clal owns of record at least 35.0% of the then issued and outstanding shares of Common Stock, Clal may elect (and remove or replace) up to six directors on our board of directors.  In addition to the Clal directors, our board of directors must consist of not more than three directors who are executive officers of the Company and two non-executive directors who are designated by the board of directors as independent.  As a result of its stockholdings and representation on our board of directors, Clal (and the entities and persons that directly or indirectly own Clal) effectively control most matters affecting us, including:

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

Our corporate office is located in Milwaukee, Wisconsin and we maintain additional office locations in Cleveland, Ohio; Chicago, Illinois; Charlotte, North Carolina; and Sarasota, Florida.  All of our office locations are leased.  The Milwaukee, Wisconsin office space consists of 9,527 square feet pursuant to a lease which expires on February 28, 2018, but can be terminated as of February 28, 2013 or extended to February 28, 2023.  The office space in Cleveland, Ohio consists of 10,900 square feet pursuant to a lease that expires on October 31, 2015.  The office space in Chicago, Illinois consists of 7,606 square feet pursuant to a lease that expires May 1, 2020. The Charlotte, North Carolina office location consists of 6,257 square feet pursuant to a lease that expires on July 31, 2012.  The Sarasota, Florida office location consists of 3,586 square feet pursuant to a lease arrangement that expires on October 31, 2013.

We consider our office arrangements to be adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS

On February 10, 2010, a former client of Sovereign filed suit in the United States District Court for the Northern District of Illinois against the Company and Sovereign, alleging fraudulent conduct and breach of fiduciary duty on the part of Sovereign in investing the former client’s assets in auction-rate securities.  The claim alleged, among other things, that Sovereign failed to conduct adequate due diligence into the auction rate securities purchased for the former client’s account, and that the investment in the auction rate securities was outside the former client’s investment policy.  The former client’s suit sought $4,704,000 in damages.  On October 26, 2010, the US District Court granted our motion to dismiss the suit with prejudice.  At this time, we cannot predict what future actions (if any) the former client may attempt to pursue in regards to its claims.  In any event, we believe the claims are without merit and will vigorously defend against them.

Sovereign received a letter dated July 16, 2010 from a former client demanding that Sovereign compensate it for losses related to allegedly unsuitable investments in approximately $30 million of various auction rate securities purchased on its behalf by Sovereign.  The former client has filed a claim against the underwriters for the purchased securities, but has not to this point brought a claim against Sovereign.  Management is in the process of evaluating this demand and the former client’s allegations to determine whether there is any merit to them.  In the interim, we have entered into a tolling agreement with the former client.  At this preliminary stage, the Company cannot determine the potential liability of the Company or the likelihood of an unfavorable outcome.  In any event, management believes the claim would be covered by insurance (up to $20 million), subject to the payment of deductible amounts by the Company.

There are no governmental, legal or arbitration proceedings to which we or the subsidiaries are a party or to which any of our or any of the subsidiaries’ property is subject, the resolution of which would have a material effect on our financial position, results of operations or cash flows.

ITEM 4.	(REMOVED AND RESERVED)

EXECUTIVE OFFICERS OF THE REGISTRANT

The biographical summaries of our executive officers as of March 18, 2011 are as follows:

Name	Age	Position
Robert Kelly	66	Co-Chairman and Director

Tal Raz	49	Co-Chairman and Director

Robert Brooks	56	Chief Executive Officer and Director

Brian L. Gevry	44	Chief Investment and Operating Officer and Director

Jonathan Hoenecke	51	Chief Financial Officer and Secretary

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

Jonathan Hoenecke was appointed as our Chief Financial Officer and our Secretary on February 8, 2010.  Mr. Hoenecke joined Titanium as the Manager of Financial Reporting in January 2009.  From 2003 to 2006, Mr. Hoenecke worked for Fresh Brands Inc. as its Vice President of Finance and as a consultant.  From 1995 to 2003, Mr. Hoenecke worked for Roundy’s Inc. as a Vice President of Finance for its retail division and as the Chief Financial Officer for a predecessor business.  Mr. Hoenecke graduated from the University of Wisconsin – Oshkosh with a bachelor’s degree in accounting.

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

	Price Per Share of Common Stock ($)
Quarterly Period	Low	High
1st Quarter, 2009	4.43	5.75
2nd Quarter, 2009	4.00	4.50
3rd Quarter, 2009	1.75	4.00
4th Quarter, 2009	1.50	3.00
1st Quarter, 2010	2.50	2.50
2nd Quarter, 2010	2.50	2.50
3rd Quarter, 2010	0.48	2.50
4th Quarter, 2010	0.25	1.50

As of March 18, 2011, there were approximately 136 record holders of our Common Stock and four record holders of our Restricted Stock.

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

General

Our principal business is providing investment advisory services to institutional and retail clients.  Our core strategy is to develop a broad array of investment management expertise to enable us to offer a full range of investment strategies to our clients.  Although we manage and distribute a wide range of products and services, we operate in one business segment, namely as an investment advisor to institutional and retail clients.

Through four acquisitions, we have assembled a group of investment managers with solid long-term track records to serve as our core asset management business.  Through these investment managers, we have expertise in both fixed-income and equity investment strategies and have a client base that extends from individuals to a range of institutional investors, as well as sub-advisory and referral arrangements with a variety of broker-dealers.  During 2009, we extended our business to include real estate investment advisory services through the hiring of two experienced real estate investment managers.  As of December 31, 2010, we had $8.1 billion of assets under management and an additional $0.9 billion of assets, on which we earn referral fees.

Our asset management services are typically delivered pursuant to investment advisory agreements we enter into with our clients.  Investment advisory fees are generally received quarterly, based on the value of assets under management on a particular date, such as the first or last day of a quarter.  Our institutional business is generally billed in arrears, whereas the retail business is generally billed in advance.  The majority of our investment advisory contracts are generally terminable at any time or on notice of 30 days or less.  The nature of these agreements, the notice periods and the billing cycles vary depending on the nature and the source of each client relationship.  Our assets under management primarily consist of fixed income and equity securities.  We value substantially all fixed income securities based on prices from independent pricing services.  We value equity securities at the last closing price on the primary exchange on which the securities are traded.  The percentage of assets under management for which we estimate fair value is not significant to the value of our total assets under management.  Most of our investment advisory services are provided through the management of separate accounts.  However, an increasing percentage our services are provided through private funds, which allow us to provide our investment strategies to our institutional clients in a more cost efficient manner.

We earn incentive fees on two of the private funds, which are organized to invest in preferred stocks.  Our incentive fees are measured on the absolute investment performance over a calendar year performance period, and are subject to cumulative profit thresholds.  Because investment returns on preferred stocks can be volatile, the level of incentive fees earned can vary significantly from year to year.

We also have a referral arrangement with a hedge fund manager through which we earn fees for referring clients to their investment vehicles.  Our referral fees are generally calculated as a percentage of the fees earned by the hedge fund manager, whose fees vary based on the assets under its management.

Our operating revenues are substantially influenced by changes to our assets under management and shifts in the distribution of assets under management among types of securities and investment strategies.  Our assets under management fluctuate based primarily on our investment performance (both absolutely and relative to other investment advisors) and the success of our sales and marketing efforts.  A material portion of our results will be influenced by fluctuations in world financial markets. Because they comprise the largest part of our assets under management, the performance of U.S. fixed-income securities will generally have the greatest influence on our financial results.

A significant portion of our expenses, including employee compensation and occupancy, do not vary directly with operating revenues.

Company History and Development

We were incorporated in Delaware on February 2, 2007, operating as a special purpose acquisition company.  Our objective was to acquire one or more operating companies engaged in asset management.

On June 21, 2007, we completed a $120,000,000 private placement of units consisting of one share of our Common Stock and one Warrant.  Clal became the holder of approximately 44.1% of our Common Stock (42.8% of our voting stock) at that time as a result of the private placement.  Clal subsequently acquired more than a majority of our Common Stock on May 1, 2008 when it purchased additional outstanding shares of Common Stock from another stockholder.

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

During 2010, we substantially completed the reorganization of the four acquired businesses along functional lines.  The reorganization allowed us to significantly reduce our structural administrative expenses, primarily through reductions to senior management and redundant operations.  Since the acquisition of Boyd at the end of 2008, we have reduced headcount from 97 to 82 and have reduced annualized administrative expenses from approximately $25.1 million to $22.8 million.  We expect to realize the full benefit of these reductions to our structural administrative expenses in 2011 as the severance costs and other transitional costs incurred in 2010 dissipate.

Market Developments

The recovery in the securities markets that began in the second quarter of 2009 continued throughout 2010. The equity markets produced an above expectations return of slightly more than 15% for the year, while the fixed income markets produced a very respectable 6.5% return, as measured by the broad investment grade indices.  Almost all of our fixed income products outperformed their respective benchmarks.  Because fixed income strategies represent approximately 88% of our assets under management, the fixed income markets have the most significant impact on our assets under management and our operating results.  Our overall investment performance resulted in our assets under management increasing by $534.7 million, or approximately 6.6%, in 2010.

However, fixed income assets continue to be a liquidity source for our clients’ financial obligations and therefore withdrawals remained a challenge to growing assets under management in 2010.

Assets Under Management

Our asset management services are delivered pursuant to investment advisory agreements with fees generally determined on a quarterly basis as a percentage (or range of percentages) of either the beginning or the ending market value of the assets being managed.  Our investment advisory fees vary, among other things, by investment strategy and by client type.  Our average fee rates for equity investment strategies generally are higher than those for fixed income strategies.  In general, our clients may terminate our services at any time with limited notice.

We manage a portion of our assets under management through private funds that are organized as limited liability companies.  We believe the use of these funds allows us to provide our investment strategies to our institutional clients in a more cost effective manner.  We earn incentive fees on two of the private funds, which are organized to invest in preferred stocks.

Assets under management of $8.1 billion at December 31, 2010 were marginally lower than the $8.2 billion reported at December 31, 2009.   The following table presents summary activity for 2010 and 2009.

			2010
	December 31,		vs.
(in millions)	2010	2009	2009

Annual Activity:
Beginning balance	$8,151.4	$7,573.2	8%

Inflows	1,410.0	2,198.8	-36%
Outflows(1)	(1,971.1)	(2,205.9)	-11%
Net flows	(561.1)	(7.1)	NM

Market value change	534.7	585.3	-9%
Ending balance	$8,125.0	$8,151.4	0%

Average Assets Under Management (2)	$8,350.6	$7,865.3	6%
Average Fee Rate (basis points)	25	24	4%

(1)        Outflows for the year ended December 31, 2010 include the elimination of approximately $100 million of advisory-only accounts whose fees are not asset-based.

(2)	Average assets under management are calculated based on the quarter end balances and include amounts acquired in acquisitions in the first quarter following the acquisition.

The principle factors affecting our net flows during the years ended December 31, 2010 and 2009 include the following:

•
We generated approximately $700 million of new assets in the quarter ended September 30, 2009 through our participation in the Term Asset-Backed Securities Loan Facility (“TALF”) of the Federal Reserve Bank of New York. These assets were added through separate client accounts and our Titanium TALF Opportunity Fund (“TALF Fund”). The securities purchased under the TALF program are beginning to mature, and, as a result, we may begin to experience some downward pressure on assets under management over the next year.  During the fourth quarter of 2010, the TALF Fund’s assets decreased by approximately $100 million as there was an early redemption of one of the underlying securities.

•
Our real estate investment advisory services began adding clients during the third quarter of 2009. During 2010, we added approximately $170 million of new assets compared to approximately $40 million of new assets in 2009. We earn higher than average fees on the real estate assets, and the growth in these assets resulted in the marginal improvement to our overall average fee rate for 2010.

•
Multiemployer pension and welfare plans represent approximately 34% of our client base, and these plans have been faced with a challenging economic environment over the last several years due to the equity market collapse of 2008 and general business conditions that affect their contribution and withdrawal levels.  These factors have led to higher levels of outflows from our fixed income strategies throughout the last two years.  During 2010, the net outflows were approximately $320 million, compared to approximately $500 million in 2009. The net outflows for 2010 include a $170 million multiemployer pension client that decided to change to an indexing strategy.

•
During the second half of 2009, we lost approximately $500 million of client accounts at Sovereign due to the loss of one broker-dealer platform (and its underlying retail accounts) and several large institutional accounts. We made several management changes at Sovereign to address the underlying reasons for these client losses and the Sovereign activity stabilized in 2010.

•
The lack of individual investor confidence in the equity markets has led to higher account closures and withdrawals of equity assets, particularly in our retail accounts. During 2010, the total outflows of equity assets were approximately $180 million compared to approximately $150 million during 2009.

Market value changes reflect our annual investment performance. Fixed income assets comprise approximately 88% of our total assets under management at December 31, 2010. Fixed income returns as measured by the Barclay’s Aggregate Index were 6.6% for the year ended December 31, 2010 (5.9% for the comparable 2009 period). For the year ended December 31, 2010, approximately 88% of our fixed income assets with defined performance benchmarks outperformed their respective benchmarks.

Equity assets comprised approximately 10% of our total assets under management at December 31, 2010. Equity returns as measured by the S&P 500 Index were 15.1% for the year ended December 31, 2010 (26.5% for the comparable 2009 period). Our equity assets generally underperformed their respective benchmarks for the year ended December 31, 2010.

The following table presents summary breakdowns for our assets under management at December 31, 2010 and 2009.

			2010
	December 31,		vs.
(in millions)	2010	2009	2009

By investment strategy:
Fixed income	$7,137.4	$7,242.3	-1%
Equity	781.3	869.3	-10%
Real estate	206.3	39.8	418%
Total	$8,125.0	$8,151.4	0%

By client type:
Institutional	$6,902.8	$6,371.8	8%
Retail	1,222.2	1,779.6	-31%
Total	$8,125.0	$8,151.4	0%

By investment vehicle:
Separate accounts	$7,246.9	$7,291.9	-1%
Private funds	878.1	859.5	2%
Total	$8,125.0	$8,151.4	0%

Our mix of assets under management by investment strategy was relatively unchanged as fixed income assets comprised 88% of total assets under management in 2010 compared to 89% in 2009.

During 2010, our mix of assets under management by client type shifted to a higher proportion of institutional clients versus retail clients, primarily due to the loss of retail equity accounts at Wood.

Our mix of assets under management by investment vehicle was relatively unchanged in 2010 as separate accounts comprised 89% of total assets under management in 2010 compared to 89% in 2009. The TALF Fund remained the most significant of our private funds.  At December 31, 2010, the TALF Fund had approximately $220 million of assets under management compared to $310 million at December 31, 2009.  During the fourth quarter of 2010, the TALF Fund’s assets decreased by approximately $100 million as there was an early redemption of one of the underlying securities.

From December 31, 2010 through February 28, 2011, our aggregate assets under management increased by 3% to $8,397.4 million as a result of both net inflows and market returns.

We earn referral fees on clients referred to Attalus.  The assets managed by Attalus under this arrangement decreased from $974.9 million at December 31, 2009 to $894.4 million at December 31, 2010.  The activity related to these assets was as follows:

	For the Years Ended
	December 31,
(in millions)	2010	2009

Annual Activity:
Beginning balance	$974.9	$806.2
Inflows	24.2	87.7
Outflows	(127.9)	(45.5)
Market value change	23.2	126.5
Ending balance	$894.4	$974.9

Average Assets Under Management	$975.2	$886.7
Average Referral Fee Rate (basis points)	25	26

The assets managed by Attalus came under significant pressure in the fourth quarter of 2010 as a result of several factors, including Attalus’ overall fee rates, the investment performance of the hedge funds managed by Attalus relative to the performance of other hedge funds, and certain changes in Attalus’ management.  The combination of these factors resulted in outflows totaling approximately $125 million (representing approximately $260,000 of annualized referral fees) during the fourth quarter of 2010.  Starting January 1, 2011, Attalus has reduced its average fee rates, which we estimate will reduce our annualized referral fees by an additional $325,000.

Subsequent to our fiscal year end, Attalus informed us that they had received further redemption requests that can be effected at the end of the first and second quarters of 2011.  The redemption requests totaled approximately $90 million (representing approximately $300,000 of annualized referral fees) for the first quarter and approximately $60 million (representing approximately $100,000 of annualized referral fees) for the second quarter.

Attalus has been actively communicating with its clients regarding its investment strategies, the changes in its management, and the reduction in its fees in efforts to limit the redemptions.  In addition, we continue to monitor the situation and are assisting Attalus in communicating with our mutual clients.  However, there can be no assurances that any of Attalus’ activities or our actions will limit redemptions.

Results of Operations

Consolidated Results of Operations

			2010
	Year ended December 31,		vs.
	2010	2009	2009
Operating revenues	$23,570,000	$22,471,000	5%
Operating expenses:
Administrative	24,123,000	25,926,000	-7%
Amortization of intangible assets	3,315,000	4,078,000	-19%
Impairment of intangible assets	-	1,529,000	NM
Impairment of goodwill	11,000,000	8,489,000	30%
Total operating expenses	38,438,000	40,022,000	-4%
Operating loss	(14,868,000)	(17,551,000)	-15%
Other income and expense	1,266,000	398,000	218%
Loss before taxes	(13,602,000)	(17,153,000)	-21%
Income tax expense	-	4,016,000	NM
Net income (loss)	$(13,602,000)	$(21,169,000)	-36%
Net income (loss) per share
basic	$(0.66)	$(1.03)	-36%
diluted	$(0.66)	$(1.03)	-36%
NM:  Not meaningful

The decrease in the net loss for the year ended December 31, 2010 compared to the year ended December 31, 2009 is primarily attributable to the following:

•	An increase in revenue of $1,099,000, or 5%, primarily reflecting an increase in average assets under management, offset in part by lower incentive fees.
•	A decrease in administrative expenses of $1,803,000, despite incurring $918,000 of severance costs in the 2010 period, primarily as a result of compensation reductions.
•	A decrease in amortization charges from $4,078,000 to $3,315,000, reflecting the write off of intangible assets during 2009.
•	An impairment charge for intangible assets of $1,529,000 in 2009.
•	An impairment charge for goodwill of $11,000,000 recognized in 2010 compared to a charge of $8,489,000 recognized in 2009.
•
An increase in other income of $868,000, primarily as a result of a $607,000 increase in income from equity investees in the 2010 period compared to 2009, and a $381,000 impairment loss on a commingled stock fund recognized in the 2009 period.

•	A $4,016,000 income tax provision in 2009 reflecting the initial establishment of valuation allowances for all deferred tax assets.

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

The following table provides a reconciliation of operating loss to the Adjusted EBITDA deficit for the years ended December 31, 2010 and 2009.

	Year ended December 31,
	2010	2009
Operating loss	$(14,868,000)	$(17,551,000)
Amortization of intangible assets	3,315,000	4,078,000
Impairment of intangible assets	-	1,529,000
Impairment of goodwill	11,000,000	8,489,000
Depreciation expense	100,000	141,000
Share compensation expense (credit)	(139,000)	420,000
Adjusted EBITDA deficit	$(592,000)	$(2,894,000)

Our Adjusted EBITDA deficit for the year ended December 31, 2010 includes severance costs of $918,000. Excluding severance costs, our Adjusted EBITDA would have been $326,000.

Operating Revenues

Our operating revenues include investment advisory fees received for the management of assets within separate accounts and private funds.  We also receive incentive fees on an annual basis from the management of two of the private funds that invest in preferred stocks.  Because investment returns on preferred stocks can be volatile, the level of incentive fees earned can vary significantly from year to year.  Our operating revenues also include referral fees earned in connection with NIS’s referral arrangement with Attalus.   Operating revenues increased by $1.1 million, or 5%, in 2010.  The changes by revenue category are more fully described below.

			2010
	Year ended December 31,		vs.
	2010	2009	2009
Investment advisory fees	$20,463,000	$18,944,000	8%
Incentive fees	689,000	1,256,000	-45%
Referral fees	2,418,000	2,271,000	7%
Total operating revenues	$23,570,000	$22,471,000	5%

Our investment advisory fees increased by $1,519,000, or 8%, due to the increase in average assets under management from $7.8 billion in 2009 to $8.4 billion in 2010 and a modest increase in the average fee rate.  The 6% increase in average assets under management was principally the result of strong fixed income returns and the new business generated from the TALF program in the latter half of 2009.

We earn incentive fees from two preferred stock funds that we manage. Our incentive fees decreased by $567,000 in 2010 due lower market returns in these funds in 2010.

We earn referral fees in connection with NIS’s distribution agreement with Attalus.  The $147,000 increase in referral fees is primarily due to a 10% increase in Attalus’ average assets under management.

The assets managed by Attalus came under significant pressure in the fourth quarter of 2010 as a result of several factors, including Attalus’ overall fee rates, the investment performance of the hedge funds managed by Attalus relative to the performance of other hedge funds, and certain changes in Attalus’ management.  The combination of these factors resulted in client asset withdrawals totaling approximately $125 million (representing approximately $260,000 of annualized referral fees) during the fourth quarter of 2010.  Starting January 1, 2011, Attalus reduced its average fee rates and we estimate the reduction in fees will reduce our annualized referral fees by an additional $325,000.

Subsequent to year end, Attalus informed us that they had received further redemption requests that can be effected at the end of the first and second quarters of 2011.  The redemption requests totaled approximately $90 million (representing approximately $300,000 of annualized referral fees) for the first quarter and approximately $60 million (representing approximately $100,000 of annualized referral fees) for the second quarter.

Attalus has been actively communicating with its clients regarding its investment strategies, the changes in its management, and the reduction in its fees in efforts to limit the redemptions.  In addition, we continue to monitor the situation and are assisting Attalus in communicating with our mutual clients.  However, there can be no assurances that any of Attalus’ activities or our actions will limit redemptions.

Administrative Expenses

Administrative expenses decreased by $1.8 million, or 7%, in 2010.  The decrease primarily reflects a $1,831,000 reduction in ongoing cash compensation costs.  Other changes by expense category are more fully described below.

			2010
	Year ended December 31,		vs.
	2010	2009	2009
Employee compensation:
Cash compensation	$14,816,000	$15,729,000	-6%
Share-based compensation	(139,000)	420,000	NM
Total compensation	14,677,000	16,149,000	-9%
Third party distribution expense	1,204,000	837,000	44%
Investment management expense	1,893,000	1,818,000	4%
Legal, audit, and other professional fees	1,658,000	2,130,000	-22%
Occupancy	1,245,000	1,314,000	-5%
Other administrative expenses	3,446,000	3,678,000	-6%
Total administrative expenses	$24,123,000	$25,926,000	-7%
NM:  Not meaningful

Cash compensation includes salaries and wages, sales incentives and other cash bonuses, and other payroll related taxes and benefits.  Cash compensation decreased by $913,000, or 6%, in 2010 despite incurring $918,000 of severance costs.  Excluding severance, our cash compensation decreased by $1,831,000, or 12%.  Overall, we further reduced headcount from 87 at December 31, 2009 to 82 at December 31, 2010.

The credit for share-based compensation in 2010 reflects the forfeiture of a share grant in the second quarter and the reversal of previously recognized compensation expense.  At December 31, 2010 there are no outstanding stock awards.

Third party distribution expense represents payments made to broker-dealer networks and other outside sales commissions. The increase in 2010 reflects increased levels of business conducted through a broker-dealer network.

Investment management expense includes pricing, trading, compliance, and other investment management service costs and subadvisory service fees for outside assistance in the management of certain asset classes.  The increase in investment management expenses primarily reflects increased subadvisory service fees related to the real estate advisory services.

The $472,000 decrease in legal, audit, and other professional fees primarily reflects reduced legal and accounting services.  During the first quarter of 2009, we incurred significant legal and accounting costs in connection with the completion of our initial Form 10-K.

Other administrative expenses include travel and other marketing related expenses, insurance expense, and other operating expenses.

Amortization and Impairment of Intangible Assets and Goodwill

Amortization of intangible assets is recognized in periods following acquisitions based on the estimated useful lives of the respective assets.  The $763,000 reduction in amortization expense in 2010 reflects prior writedowns to the intangible asset values.  In reviewing the remaining estimated useful lives to these assets at December 31, 2010, we concluded that based on the recent loss of Attalus referral assets, the remaining useful life of the NIS referral relationship intangible asset should be reduced from 12 to 5 years.  As a result, we expect that the total annual amortization expense will increase to $4,839,000 for 2011.

The intangible asset impairment charge for 2009 represents the writedown of the remaining carrying amount of the customer relationship assets acquired in the Sovereign acquisition.

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

We estimate fair value using both an income approach and a market approach.  The fair value from the income approach is weighted 75%, while the fair value from the market approach is weighted 25%.  The weighting reflects that the market approach includes more mature asset management companies with greater scale than the Company.

The income approach uses a discounted cash flow model that takes into account assumptions that marketplace participants would use in their estimates of fair value, current period actual results, and forecasted results for future periods that have been reviewed by senior management.  In preparing our forecasts, we considered historical and projected growth rates, our business plans, prevailing business conditions and trends, anticipated needs for working capital and capital expenditures, and historical and expected levels and trends of operating profitability.  Revenues are forecast based on growth estimates for assets under management, which grow based on net new business flows and market returns.

The market approach employs market multiples for comparable companies.  Fair value estimates are established using multiples of assets under management and current and forward multiples of revenue and earnings before income, taxes, depreciation and amortization (referred to as EBITDA).

During the last three years, we have incurred significant outflows of assets under management, which primarily related to significant contraction in the Wood and Sovereign assets under management and ongoing withdrawal activity from multiemployer pension clients, while gains from new clients have been limited.  The combination of these factors has resulted in net new business flows that were negative and significantly below prior forecasts.

In preparing our current forecasts, we have moderated our estimates for net new business flows to approximately 4% for 2011 and approximately 8% per year for 2012 through 2015.  These estimates for new business growth represent an improvement over recent history, but we believe they are reasonable because our recent investment performance should enhance our selling efforts to current and prospective clients.  Market return assumptions throughout the forecast period are based on long-term expectations for the respective asset categories.  Administrative expenses were forecast to further decline in 2011 with the elimination of significant severance and other transitional costs which were incurred in integrating the Company’s operations during 2010.  Administrative expense growth beyond 2011 is limited to modest levels reflecting compensation increases that are constrained primarily by increases in revenue or profitability.  Cash flows beyond the five year forecast period were projected at 4% per annum.  We used a weighted average cost of capital of 14.5% determined using the capital asset pricing model and include a risk premium for inherent uncertainties in achieving projected revenue growth.

Based on interim results through the third quarter of 2010, initial work on our 2011 budget, and some trading activity in our common stock, we determined that we should complete a goodwill impairment test as of September 30, 2010.  As a result of that testing, we concluded that our goodwill was impaired and recorded an impairment charge of $5,100,000.

During the fourth quarter of 2010, we recognized an additional $8,000,000 of goodwill from the resolution of the contingent consideration for the Boyd acquisition.  In completing our annual assessment test for impairment, we concluded that the adjusted goodwill balance was impaired and recorded an additional impairment charge of $5,900,000, bringing the total impairment charge for 2010 to $11,000,000.

During 2009, we incurred impairment charges of $8,489,000, of which $4,847,000 was recognized in the third quarter of 2009 and $3,642,000 was recognized in the fourth quarter of 2009.

As indicated above, the preparation of the forecasts and discounted cash flow valuations are judgmental and are subject to inherent uncertainties.  The inability to achieve forecast results could result in further goodwill impairment charges.

Other Income and Expense

Other income and expense includes investment income from the investment of excess cash balances offset by interest expense that represents accretion of discounted acquisition obligations.

			2010
	Year ended December 31,		vs.
	2010	2009	2009
Interest income	$276,000	$429,000	-36%
Realized gains on investments	220,000	230,000	-4%
Income from equity investees	786,000	179,000	339%
Impairment loss on investment in commingled stock fund	-	(381,000)	NM
Interest expense	(16,000)	(59,000)	-72%
Total other income (expense)	$1,266,000	$398,000	218%

NM:  Not meaningful

We earn interest income and realize investment gains on a portfolio of debt securities managed to enhance our yield on cash not immediately needed for operations. At December 31, 2010, we had $3,354,000 invested in the portfolio of debt securities compared to $12,549,000 at December 31, 2009. Since December 31, 2009, we used $5,000,000 of these funds to invest in two of our private funds and paid an additional $5,744,000 in acquisition obligations. The decrease in interest income and realized gains for 2010 reflects a reduction in the average level of assets in the portfolio.

Income from equity investees represents our share of the net income of two investments in affiliates.

Our investment in affiliates includes an investment in the TALF Fund, which we organized for our clients to invest primarily in securities participating in the Term Asset-Backed Securities Loan Facility of the Federal Reserve Bank of New York. We are the managing member of the TALF Fund and serve as the investment manager for the TALF Fund for which we receive management fees. As of December 31, 2010, our investment in the TALF Fund represents approximately 11% of the net assets in the TALF Fund. Because we have an equity interest in the TALF Fund and have significant influence over the TALF Fund’s daily activities through our role as managing member and investment manager, we account for this investment using the equity method of accounting.

Our investment in affiliates also includes our investment in the Titanium Absolute Return Fund (formerly, the NIS Fixed Income Arbitrage Fund, LTD.) (the “Absolute Return Fund”). We are the managing member of the Absolute Return Fund and serve as the investment manager for the Absolute Return Fund for which we receive management fees. As of December 31, 2010, our investment in the Absolute Return Fund represents approximately 15% of the net assets in the Absolute Return Fund. Because we have an equity interest in the Absolute Return Fund and have significant influence over the Absolute Return Fund’s daily activities through our role as managing member and investment manager, we account for this investment using the equity method of accounting.

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

Liquidity and Capital Resources

At December 31, 2010, we had $13,950,000 of funds available consisting of $4,698,000 of cash and cash equivalents, $3,354,000 of securities available for sale, and $5,898,000 invested in two of our private funds.  At December 31, 2009, these combined balances were $19,501,000.  The $5,551,000 reduction primarily reflects the payment of acquisition obligations totaling $5,744,000.  On January 3, 2011, we made a final payment of $4,000,000 in connection with the Boyd acquisition.

	Year ended December 31,
	2010	2009

Net cash provided by (used in) operating activities	$106,000	$(2,425,000)
Net cash used for investing activities	(181,000)	(11,555,000)

Net cash provided by operating activities was $106,000 in 2010 compared to cash used in operating activities of $2,425,000 in 2009.  The $2.5 million improvement resulted from our improved operating revenues, reductions in administrative expenses, and increased investment income.

Net cash used in investing activities in 2010 primarily reflects the use of approximately $5,000,000 for additional investments in two private funds that we manage, payments of $5,744,000 for the payment of acquisition obligations related to our acquisitions of Boyd, NIS, and Sovereign, partially offset by capital distributions of $1,515,000 received from one of the private funds and a $9,176,000 net decrease in invested assets. Net cash used in investing activities in 2009 reflects payments of $8,601,000 for acquisition obligations related to our acquisitions of Boyd, NIS and Wood, $2,000,000 for an initial investment in the Titanium TALF Fund, and a $824,000 net increase in invested assets.

At December 31, 2010, we had the following cash obligations due under our acquisition agreements:

Amounts due currently:
Boyd acquisition payment (1)	$4,000,000

(1)          The amount due for Boyd reflects the final amount paid on January 3, 2011 and represents all remaining obligations due under the Boyd Agreement.

We currently estimate the following additional contingent payments will be due under our acquisition agreements:

	Total	Cash portion	Stock portion

Amounts due in 2011:
Payment due based on Wood’s assets under management at September 30, 2011. The maximum payment of $2,000,000 is prorated based on $1.5 billion of assets under management and up to 50% is payable in Common Stock.	$835,000	$418,000	$417,000

We believe our current level of cash and cash equivalents and short-term securities available for sale are sufficient to fund our ongoing operations, to fund current obligations under our completed acquisitions, to fund the expected cash portion of contingent payments due under our completed acquisitions, and to provide partial consideration for additional acquisitions.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Estimates

The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses.  On an ongoing basis, we evaluate our estimates, including those related to the estimated useful lives of intangible assets, impairment of goodwill and other intangibles, potential valuation allowance for deferred tax assets and contingencies, particularly litigation.  We base our estimates on the historical experience of our subsidiaries, independent valuations and various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ materially from these estimates under different assumptions or conditions.

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

For purposes of testing goodwill for impairment, we attribute all goodwill to a single reporting unit.  We have aggregated all of our subsidiaries into a single reporting unit because they provide similar services to similar clients, operate in the same regulatory framework, and share similar economic characteristics.  Our shared sales force is organized to market the full range of our products and services.

We estimate fair value using both an income approach and a market approach.  The fair value from the income approach is weighted 75%, while the fair value from the market approach is weighted 25%.  The weighting reflects that the market approach includes more mature asset management companies with greater scale than the Company.

The income approach uses a discounted cash flow model that takes into account assumptions that marketplace participants would use in their estimates of fair value, current period actual results, and forecasted results for future periods that have been reviewed by senior management.  In preparing our forecasts, we considered historical and projected growth rates, our business plans, prevailing business conditions and trends, anticipated needs for working capital and capital expenditures, and historical and expected levels and trends of operating profitability.  Revenues are forecast based on growth estimates for assets under management, which grow based on net new business flows and market returns.

The market approach employs market multiples for comparable companies.  Fair value estimates are established using multiples of assets under management and current and forward multiples of revenue and earnings before income, taxes, depreciation and amortization (referred to as EBITDA).

During the last three years, we have incurred significant outflows of assets under management, which primarily related to significant contraction in the Wood and Sovereign assets under management and ongoing withdrawal activity from multiemployer pension clients, while gains from new clients have been limited.  The combination of these factors has resulted in net new business flows that were negative and significantly below prior forecasts.

In preparing our current forecasts, we have moderated our estimates for net new business flows to approximately 4% for 2011 and approximately 8% per year for 2012 through 2015.  These estimates for new business growth represent an improvement over recent history, but we believe they are reasonable because our recent investment performance should enhance our selling efforts to current and prospective clients.  Market return assumptions throughout the forecast period are based on long-term expectations for the respective asset categories.  Administrative expenses were forecast to further decline in 2011 with the elimination of significant severance and other transitional costs which were incurred in integrating the Company’s operations during 2010.  Administrative expense growth beyond 2011 is limited to modest levels reflecting compensation increases that are constrained primarily by increases in revenue or profitability.  Cash flows beyond the five year forecast period were projected at 4% per annum.  We used a weighted average cost of capital of 14.5% determined using the capital asset pricing model and include a risk premium for inherent uncertainties in achieving projected revenue growth.

Based on interim results through the third quarter of 2010, initial work on our 2011 budget, and some trading activity in our common stock, we determined that we should complete a goodwill impairment test as of September 30, 2010.  As a result of that testing, we concluded that our goodwill was impaired and recorded an impairment charge of $5,100,000.

During the fourth quarter of 2010, we recognized an additional $8,000,000 of goodwill from the resolution of the contingent consideration for the Boyd acquisition.  In completing our annual assessment test for impairment, we concluded that the adjusted goodwill balance was impaired and recorded an additional impairment charge of $5,900,000, bringing the total impairment charge for 2010 to $11,000,000.

During 2009, we incurred impairment charges of $8,489,000, of which $4,847,000 was recognized in the third quarter of 2009 and $3,642,000 was recognized in the fourth quarter of 2009.

As indicated above, the preparation of the forecasts and discounted cash flow valuations are judgmental and are subject to inherent uncertainties.  The inability to achieve forecast results could result in further goodwill impairment charges.

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

In reviewing the remaining estimated useful lives to these assets at December 31, 2010, we concluded that based on the recent loss of Attalus referral assets, the remaining useful life of the NIS referral relationship intangible asset should be reduced from 12 to 5 years.  As a result, we expect that our total annual amortization expense will increase to $4,839,000 for 2011.

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

Valuation Allowances for Deferred Tax Asset.  We recognize deferred tax assets and liabilities for both the expected future tax consequences of temporary differences between the carrying amounts and income tax bases of the Company’s assets and liabilities, and for the expected future tax benefits to be derived from net operating loss and tax credit carryforwards.  The expected future tax consequences are measured using rates expected to be in effect when such differences reverse or carryforwards are utilized.  The Company establishes a valuation allowance when it determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized.

We had deferred tax assets totaling $15,274,000 and $10,273,000 at December 31, 2010 and 2009, respectively, including significant potential future benefits of federal and state net operating loss carryforwards. At December 31, 2010, we have federal net operating loss carryforwards of approximately $15,967,000 that expire between 2028 and 2030 and state net operating loss carryforwards totaling approximately $14,823,000 that expire between 2023 and 2030.

In assessing the realizability of the Company’s deferred tax assets, we consider all relevant positive and negative evidence in determining whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The realization of the gross deferred tax assets depends on several factors, including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.  Pursuant to guidance of the Financial Accounting Standards Board (referred to as FASB), a cumulative loss in recent years is a significant piece of negative evidence to be considered in evaluating the need for a valuation allowance that is difficult to overcome.  Based on the pretax losses incurred from 2008 to 2010, we have determined that it was not appropriate to consider expected future income as the primary factor in determining the realizability of our deferred tax assets.  As a result, the Company has established full valuation allowances against the deferred tax assets as of December 31, 2010 and 2009.  The initial establishment of the valuation allowance in 2009 resulted in a deferred income tax charge of $4,016,000 for 2009.

We account for tax uncertainties based on a more likely than not recognition threshold whereby tax benefits are only recognized when the Company believes that they have a greater than 50% likelihood of being sustained upon examination by taxing authorities.  The Company has evaluated all its other tax positions and determined that it had no uncertain income tax positions at December 31, 2010.

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

On February 10, 2010, a former client of Sovereign filed suit in the United States District Court for the Northern District of Illinois against the Company and Sovereign, alleging fraudulent conduct and breach of fiduciary duty on the part of Sovereign in investing the former client’s assets in auction-rate securities.  The claim alleged, among other things, that Sovereign failed to conduct adequate due diligence into the auction rate securities purchased for the former client’s account, and that the investment in the auction rate securities was outside the former client’s investment policy.  The former client’s suit sought $4,704,000 in damages.  On October 26, 2010, the US District Court granted our motion to dismiss the suit with prejudice.  At this time, we cannot predict what future actions (if any) the former client may attempt to pursue in regards to its claims.  In any event, we believe the claims are without merit and will vigorously defend against them.

Sovereign received a letter dated July 16, 2010 from a former client demanding that Sovereign compensate it for losses related to allegedly unsuitable investments in approximately $30 million of various auction rate securities purchased on its behalf by Sovereign.  The former client has filed a claim against the underwriters for the purchased securities, but has not to this point brought a claim against Sovereign.  Management is in the process of evaluating this demand and the former client’s allegations to determine whether there is any merit to them.  In the interim, we have entered into a tolling agreement with the former client.  At this preliminary stage, the Company cannot determine the potential liability of the Company or the likelihood of an unfavorable outcome.  In any event, management believes the claim would be covered by insurance (up to $20 million), subject to the payment of deductible amounts by the Company.

We are from time to time involved in legal matters incidental to the conduct of our business and such matters can involve current and former employees and vendors.  Management does not expect these would have a material effect on our consolidated financial position or results of operations.

Recent Accounting Pronouncements

None of the new accounting standards and amendments to standards that were required to be adopted during 2010 had a significant impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued guidance introducing a new consolidation model.  This guidance prescribes how enterprises account for and disclose their involvement with VIEs and other entities whose equity at risk is insufficient or lacks certain characteristics.   This new accounting changes how an entity determines whether it is the primary beneficiary of a VIE and whether the VIE should be consolidated and requires additional disclosures.  In February 2010, the FASB issued an amendment to this standard.  The amendment indefinitely defers a requirement to perform a qualitative analysis to determine whether an entity’s variable interests give it a controlling financial interest in a VIE for certain investment held by an entity.  The deferral generally applies to entities with interests in entities that have attributes of an investment company, such as our private funds.  The Company does not believe the new consolidation model would change its conclusion regarding the consolidation of the private funds in which the Company invests.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Titanium Asset Management Corp.:

We have audited the accompanying consolidated balance sheet of Titanium Asset Management Corp. and subsidiaries as of December 31, 2010, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The accompanying consolidated financial statements of Titanium Asset Management Corp. and subsidiaries as of and for the year then ended December 31, 2009, were audited by other auditors whose report thereon dated March 29, 2010, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Titanium Asset Management Corp. and subsidiaries as of December 31, 2010, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

March 28, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Titanium Asset Management Corp.
Milwaukee, Wisconsin

We have audited the accompanying consolidated balance sheet of Titanium Asset Management Corp. and Subsidiaries (the “Company”) as of December 31, 2009 and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of the internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2009, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Cherry, Bekaert & Holland, L.L.P.
Charlotte, North Carolina

March 29, 2010

Titanium Asset Management Corp.
Consolidated Balance Sheets

	December 31, 2010	December 31, 2009
Assets
Current assets
Cash and cash equivalents	$4,698,000	$4,773,000
Investments	3,354,000	12,549,000
Accounts receivable	4,783,000	5,030,000
Other current assets	1,179,000	1,162,000
Total current assets	14,014,000	23,514,000

Investment in affiliates	5,898,000	2,179,000
Property and equipment, net	455,000	427,000
Goodwill	25,147,000	28,147,000
Intangible assets, net	21,605,000	24,920,000
Total assets	$67,119,000	$79,187,000

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$42,000	$237,000
Acquisition payments due	4,000,000	1,746,000
Accrued compensation	2,634,000	2,472,000
Other current liabilities	905,000	1,032,000
Total current liabilities	7,581,000	5,487,000

Acquisition payments due	-	960,000
Total liabilities	7,581,000	6,447,000

Commitments and contingencies (Note 12)

Stockholders’ equity
Common stock, $0.0001 par value; 54,000,000 shares authorized; 20,442,232 and 20,689,478 shares issued and outstanding at December 31, 2010 and 2009, respectively	2,000	2,000
Restricted common stock, $0.0001 par value; 720,000 shares authorized; 612,716 shares issued and outstanding at December 31, 2010 and 2009	–	–
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	–	–
Additional paid-in capital	100,971,000	100,332,000
Accumulated deficit	(41,368,000)	(27,766,000)
Other comprehensive income (loss)	(67,000)	172,000
Total stockholders’ equity	59,538,000	72,740,000
Total liabilities and stockholders’ equity	$67,119,000	$79,187,000

See notes to consolidated financial statements.

Titanium Asset Management Corp.
Consolidated Statements of Operations

	Year ended December 31,
	2010	2009

Operating revenues	$23,570,000	$22,471,000

Operating expenses
Administrative	24,123,000	25,926,000
Amortization of intangible assets	3,315,000	4,078,000
Impairment of goodwill	11,000,000	8,489,000
Impairment of intangible assets	-	1,529,000
Total operating expenses	38,438,000	40,022,000

Operating loss	(14,868,000)	(17,551,000)

Other Income
Interest income	276,000	429,000
Net realized gains on investments	220,000	230,000
Impairment loss on investment in commingled stock fund	-	(381,000)
Income from equity investees	786,000	179,000
Interest expense	(16,000)	(59,000)

Loss before taxes	(13,602,000)	(17,153,000)

Income tax expense	-	4,016,000

Net loss	$(13,602,000)	$(21,169,000)

Earnings (loss) per share
Basic	$(0.66)	$(1.03)
Diluted	$(0.66)	$(1.03)

Weighted average number of common shares outstanding:
Basic	20,680,157	20,536,382
Diluted	20,680,157	20,536,382

See notes to consolidated financial statements.

Titanium Asset Management Corp.
Consolidated Statements of Comprehensive Loss

	Year ended December 31,
	2010	2009

Net loss	$(13,602,000)	$(21,169,000)

Other comprehensive income items:
Unrealized gains on available for sale securities	12,000	257,000
Net (gains) losses reclassified from accumulated other comprehensive income to earnings	(251,000)	262,000
Income tax on other comprehensive income items	-	(184,000)
Other comprehensive income items, net of tax	(239,000)	335,000

Comprehensive loss	$(13,841,000)	$(20,834,000)

See notes to consolidated financial statements.

Titanium Asset Management Corp.
Consolidated Statements of Changes in Stockholders’ Equity
For the years ended December 31, 2010 and 2009

	Common Stock			Restricted Shares
	Shares	Shares held by TIP	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Deficit)	Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balances at January 1, 2009	20,464,002	(97,011)	$2,000	612,716	$-	$99,462,000	$(6,597,000)	$(163,000)	$92,704,000
Employee share grants	45,500	55,322	-	-	-	-	-	-	-
Equity compensation expense	-	-	-	-	-	420,000	-	-	420,000
Forfeitures of employee share grants	-	(82,973)	-	-	-	-	-	-	-
Common stock issued as payment for deferred acquisition obligations	179,976	-	-	-	-	450,000	-	-	450,000
Net loss and comprehensive loss	-	-	-	-	-	-	(21,169,000)	335,000	(20,834,000)
Balances at December 31, 2009	20,689,478	(124,662)	2,000	612,716	-	100,332,000	(27,766,000)	172,000	72,740,000
Equity compensation expense	-	-	-	-	-	46,000	-	-	46,000
Forfeitures of employee share grants	-	(50,000)	-	-	-	(185,000)	-	-	(185,000)
Redemption of common stock	(22,992)	(49,592)	-	-	-	(182,000)	-	-	(182,000)
Cancellation of remaining shares held by TIP	(224,254)	224,254	-	-	-	-	-	-	-
Reclassification of deferred stock grant obligation	-	-	-	-	-	960,000	-	-	960,000
Net loss and comprehensive loss	-	-	-	-	-	-	(13,602,000)	(239,000)	(13,841,000)
Balances at December 31, 2010	20,442,232	-	$2,000	612,716	$-	$100,971,000	$(41,368,000)	$(67,000)	$59,538,000

See notes to consolidated financial statements.

Titanium Asset Management Corp.
Consolidated Statements of Cash Flows

	Year ended December 31,
	2010	2009
Cash flows from operating activities
Net loss	$(13,602,000)	$(21,169,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of intangible assets	3,315,000	4,078,000
Impairment of intangible assets	-	1,529,000
Impairment of goodwill	11,000,000	8,489,000
Depreciation	100,000	141,000
Share compensation expense (credit)	(139,000)	420,000
Loss (gain) on investments	(220,000)	151,000
Income from equity investees	(786,000)	(179,000)
Income distributions from equity investees	552,000	-
Accretion of acquisition obligations	16,000	55,000
Deferred income taxes	-	4,016,000
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	247,000	(900,000)
Increase in other current assets	(17,000)	(257,000)
Decrease in accounts payable	(195,000)	(432,000)
Increase (decrease) in other current liabilities	(165,000)	1,633,000
Net cash provided by (used in) operating activities	106,000	(2,425,000)

Cash flows from investing activities
Purchases of investments	(13,294,000)	(20,139,000)
Sales and redemptions of investments	22,470,000	19,315,000
Investments in equity investees	(5,000,000)	(2,000,000)
Capital distributions from equity investees	1,515,000	-
Purchases of property and equipment	(128,000)	(130,000)
Acquisitions of subsidiaries, net of cash acquired	(5,744,000)	(8,601,000)
Net cash used in investing activities	(181,000)	(11,555,000)

Net decrease in cash and cash equivalents	(75,000)	(13,980,000)

Cash and cash equivalents:
Beginning	4,773,000	18,753,000
Ending	$4,698,000	$4,773,000

Supplemental disclosure of cash flow information
Income taxes refunded	$-	$512,000

Supplemental disclosure of non-cash investing and financing activities
Additional acquisition obligations	$8,000,000	$1,933,000
Reclassification of deferred stock grant obligation	$960,000	$-
Common stock issued as payment for acquisition obligations	$-	$450,000

See notes to consolidated financial statements.

Titanium Asset Management Corp.
Notes to Consolidated Financial Statements

Note 1 – Nature of business

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

Note 2 – Significant accounting policies

Consolidation – The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All material intercompany balances and transactions have been eliminated.

The Company consolidates all investments in affiliates in which the company’s ownership exceeds 50% or where the Company has control.  In addition, the Company consolidates any variable interest entity (“VIE”) for which the Company is considered the primary beneficiary.  A VIE is an entity in which either (a) the equity investment at risk is not sufficient to permit the entity to finance its own activities without additional financial support or (b) the voting rights of the equity investors are not proportional to their obligations to absorb the expected losses of the entity or their rights to receive the expected residual returns of the entity.  At December 31, 2010, the Company did not qualify as the primary beneficiary of any of the private funds in which it invests or manages.

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

Basis of presentation – These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  Those principles require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to the Consolidated Financial Statements.  Management believes that the accounting estimates are appropriate and the resulting balances are reasonable; however, due to inherent uncertainties in making estimates, actual results could differ from those estimates.

The cash flow activity for the year ended December 31, 2009 that related to the payment of deferred acquisition obligations has been reclassified to be included within investing activities.

Segment information – The Company has determined that it has only one operating segment, namely an investment management business providing services to institutional and retail clients.  We view our subsidiaries as an integrated management investment business because they provide similar services to similar clients and they are subject to the same regulatory framework. The Company’s shared sales force is organized to market the full range of the Company’s products and services.

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

Operating revenues – Operating revenues include income from investment advisory fees, incentive management fees, and referral fees.  Revenue is recognized when the following criteria are met: evidence of an arrangement exists, the price is fixed or determinable, collectability is reasonable assured and delivery has occurred or services have been rendered.  The Company bills its investment advisory fees in accordance with the contractual arrangements and as services are performed.  Fees are calculated based on the fair value of the assets under management held in client portfolios.  Assets under management consist of equity and fixed income securities.  Equity securities are valued at the last closing price on the primary exchange on which the securities are traded.  Substantially all fixed income securities are valued based on prices from independent pricing services.  The percentage of assets under management for which the Company estimates fair value is not significant to the total value of its assets under management.  Fees may be billed in arrears or advance.  The Company had deferred revenue for services billed in advance of $71,000 and $81,000 as of December 31, 2010, and 2009, respectively.

The Company also earns incentive management fees under arrangements that entitle the Company to participate, on a fixed-percentage basis, in the net profits earned by certain of the private funds organized by the Company to which the Company acts as an investment advisor.  The Company’s participation percentage is multiplied by the net profits earned by these managed companies to determine the amount of the incentive fee.  If losses are incurred, the losses are netted against net profits before the Company is eligible to participate in any incentive fees.  Incentive fees, if any, are calculated and paid on an annual basis.  The Company recognizes incentive fee income at the conclusion of the performance period, when all contingencies are resolved.  The Company recognized incentive fees of $689,000 and $1,256,000 for the years ended December 31, 2010 and 2009, respectively.

Cash equivalents and concentration of credit risk –The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents for purposes of reporting cash flows.  The Company periodically maintains cash balances with financial institutions, which at times may exceed insured limits. Management believes that the use of quality financial institutions minimizes the risk of loss associated with cash and cash equivalents.

Investments in securities – The Company’s portfolio of debt securities are accounted for as available for sale investments.  None of the Company’s investments are classified as trading or held to maturity.  Available for sale investments are stated at fair value, and unrealized holding gains and losses are reported as other comprehensive income.

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

Accounts receivable and allowance for doubtful accounts – Accounts receivable are customer obligations due under normal trade terms.  The Company reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible.  At December 31, 2010 and 2009, the Company did not believe an allowance for doubtful accounts was necessary based on the balances outstanding and its history of collections.

Property and equipment – Property and equipment is stated at cost or acquired values and depreciated on a straight-line basis over their estimated useful lives, which range from 2 to 5 years.  Leasehold improvements are depreciated on a straight-line basis over the shorter of their estimated useful lives or the term of the lease.  Property and equipment, net of accumulated depreciation, as of December 31, 2010 and 2009 were as follows:

	December 31,
	2010	2009

Equipment	$420,000	$316,000
Leasehold improvements	310,000	336,000
Total property and equipment	730,000	652,000
Accumulated depreciation	(275,000)	(225,000)
Net property and equipment	$455,000	$427,000

Goodwill and intangible assets – Goodwill represents the excess of the cost of purchased businesses over the fair value of the net assets acquired.

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

Identifiable intangible assets are carried at amortized cost.  Intangible assets with definite lives are amortized over their useful lives and amortization is computed using the straight line method over their expected useful lives.  Long-lived assets, which include intangible assets, are tested for recoverability whenever events of changes in circumstances indicate that their carrying amounts may not be recoverable.  Impairment losses are recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value.

Advertising and promotional costs – The Company expenses all advertising and promotional costs as incurred.  Advertising and promotional cost expense was approximately $256,000 and $402,000 for the years ended December 31, 2010 and 2009, respectively.

Operating leases – Operating lease payments are recognized as an expense on a straight-line basis over the lease term.  Lease incentives received are deferred and recognized on a straight-line basis as a reduction of rental expense.

Share-based payments – Share-based payments to employees are measured at the fair value of the equity instruments at the grant date.  The fair values of equity-settled share-based transactions are determined based on the current values of the Company’s common stock and the restrictions on the grants, including future service periods.

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

Income taxes – The Company recognizes deferred tax assets and liabilities for both the expected future tax consequences of temporary differences between the carrying amounts and income tax bases of the Company’s assets and liabilities, and for the expected future tax benefits to be derived from net operating loss and tax credit carryforwards.  The expected future tax consequences are measured using rates expected to be in effect when such differences reverse or carryforwards are utilized.  The Company establishes a valuation allowance when it determines that it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company accounts for tax uncertainties based on a more likely than not recognition threshold whereby tax benefits are only recognized when the Company believes that they have a greater than 50% likelihood of being sustained upon examination by taxing authorities.  The Company has evaluated all its other tax positions and determined that it had no uncertain income tax positions at December 31, 2010.

Earnings per share – The Company computes earnings per share (“EPS”) in accordance with the applicable standards, which require presentation of both basic and diluted EPS on the face of the income statement.  Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of common shares outstanding during the period.  Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period.  In periods of net loss, all potentially dilutive common shares are excluded from the computation diluted EPS, as their inclusion would have an anti-dilutive effect.

Fair value measurements – The Company has adopted the provisions of the fair value accounting standard as more fully described in Note 11.  The standard defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and establishes a hierarchy that prioritizes inputs to valuation techniques used to measure fair value and gives highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

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

The three levels of input are:  Level 1 – quoted prices in active markets for identical assets or liabilities; Level 2 – observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; or Level 3 – unobservable inputs that are supported by little or no market activity and that are significant to the fair value of assets or liabilities.  Level 3 assets and liabilities include financial instruments the value of which is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation.

Recent accounting pronouncements

None of the new accounting standards and amendments to standards that were required to be adopted during 2010 had a significant impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued guidance introducing a new consolidation model.  This guidance prescribes how enterprises account for and disclose their involvement with VIEs and other entities whose equity at risk is insufficient or lacks certain characteristics.   This new accounting changes how an entity determines whether it is the primary beneficiary of a VIE and whether the VIE should be consolidated and requires additional disclosures.  In February 2010, the FASB issued an amendment to this standard.  The amendment indefinitely defers a requirement to perform a qualitative analysis to determine whether an entity’s variable interests give it a controlling financial interest in a VIE for certain investment held by an entity.  The deferral generally applies to entities with interests in entities that have attributes of an investment company, such as our private funds.  The Company does not believe the new consolidation model would change its conclusion regarding the consolidation of the private funds in which the Company invests.

Note 3 – Acquisition obligations

In connection with the acquisitions of Wood, Sovereign, NIS and Boyd, the acquisition agreements provided for the deferred fixed payments and contingent payments based on assets under management or revenues at specified future dates.  The fixed obligations due as of December 31, 2010 and 2009 are as follows.

	2010	2009
Current amounts:
Sovereign acquisition obligation (a)	$-	$1,033,000
NIS acquisition obligation (b)	-	713,000
Boyd acquisition obligation (c)	4,000,000	-
Current acquisition payments due	$4,000,000	$1,746,000

Noncurrent amount -
Boyd acquisition deferred stock grant obligation (c)	$-	$960,000

(a)
The acquisition agreement for Sovereign provided for contingent payments related to revenue and assets under management milestones during the three year period after closing.  In March 2010, as part of a settlement agreement with the previous majority owner of Sovereign, the Company agreed to pay $1,015,000 in full satisfaction of all amounts due, or that would become due, under the acquisition agreement.  This amount was paid in April 2010.

(b)	The NIS acquisition obligation was paid in May 2010.

(c)	The Boyd acquisition obligations are discussed below.

The acquisition agreement for Wood provided for contingent payments related to revenue and assets under management milestones during the three-year period after closing.  Under terms of the acquisition agreement for Wood, based on Wood’s assets under management as of September 30, 2009, the Company paid the sellers in 2009 an additional $450,000 in cash and 179,976 shares of common stock with a fair value of $450,000.  This contingent payment resulted in an additional $900,000 of goodwill in 2009.

At December 31, 2010, the remaining maximum payments that may be made under the acquisition agreement are $1,500,000, payable in cash and common stock.  Based on our current expectations for assets under management and revenues, we estimate that approximately $835,000 will be due under the assets under management provision in 2011.

The acquisition agreement for Boyd included a provision for an additional deferred payment up to $8,000,000 based on the revenue run rate as of December 31, 2010, payable in 2011, and a deferred stock grant of 192,000 shares of common stock, with a fair value of $960,000 based on the closing price of the Company’s common stock on December 31, 2008, also payable in 2011.  The value of the deferred stock grant was recorded as a liability at December 31, 2008 because the acquisition agreement contained provisions whereby the obligation could be settled in cash in lieu of the shares.

Throughout 2010, Boyd was significantly exceeding the revenue run rate required to entitle the sellers to the full $8,000,000 payment.  In December 2010, the Company and the sellers amended the acquisition agreement to accelerate the measurement date to November 30, 2010 and provide that the deferred payment be made all in cash, with half payable prior to December 31, 2010 and the other half payable January 3, 2011.  The resolution of this contingent payment resulted in an additional $8,000,000 of goodwill.

The amendment also fixed January 3, 2011 as the issuance date for the deferred stock grant of 192,000 shares of Common Stock.  As a result, the Company reclassified the $960,000 deferred stock grant obligation to additional paid-in capital.

Note 4 – Investments

The Company’s portfolio of debt securities are classified as available for sale securities.  The Company’s investments in affiliates are accounted for using the equity method of accounting because the Company has significant influence over the management of the funds.

Portfolio of debt securities

	Amortized cost	Unrealized gains	Unrealized losses	Fair value

December 31, 2010	$3,336,000	$19,000	$(1,000)	$3,354,000
December 31, 2009	$12,292,000	$259,000	$(2,000)	$12,549,000

Debt securities accounted for as available-for-sale and held at December 31, 2010 mature as flows:

	Amortized cost	Fair value
Within one year	$1,775,000	$1,783,000
After one year but within five years	$1,561,000	$1,571,000

The following table provides a summary of the changes in and results of investment activities for the years ended December 31, 2010 and 2009.  The specific identification method is used to determine the cost basis of investments sold and the realized gain or loss.

	2010	2009

Available for sale securities:
Proceeds from sale	$22,470,000	$18,730,000
Gross realized gains on sales	302,000	329,000
Gross realized losses on sales	(82,000)	(99,000)
Unrealized gains and losses	12,000	257,000
Net gains reclassified out of accumulated other comprehensive income to earnings	251,000	32,000

Investments in Affiliates

Investments in affiliates include the Company’s investment in the Titanium TALF Opportunity Fund (the “TALF Fund”), which it organized for its clients to invest in securities participating in the Term Asset-Backed Securities Loan Facility (“TALF”) of the Federal Reserve Bank of New York.  The Company is the managing member of the TALF Fund and serves as the investment manager for the TALF Fund for which it receives management fees.  As of December 31, 2010, the Company’s investment in the TALF Fund represents approximately 11% of the net assets of the TALF Fund.  Because the Company has an equity interest in the TALF Fund and has significant influence over the TALF Fund’s daily activities through its role as managing member and investment manager, the Company accounts for this investment using the equity method of accounting.

Investments in affiliates also include the Company’s investment in the Titanium Absolute Return Fund, LLC (formerly, the NIS Fixed Income Arbitrage Fund, LTD.) (the “Absolute Return Fund”).  The Company is the managing member of the Absolute Return Fund and serves as the investment manager for the Absolute Return Fund for which it receives management fees.  As of December 31, 2010, the Company’s investment in the Absolute Return Fund represents approximately 15% of the net assets of the Absolute Return Fund.  Because the Company has an equity interest in the Absolute Return Fund and has significant influence over the Absolute Return Fund’s daily activities through its role as managing member and investment manager, the Company accounts for this investment using the equity method of accounting.

The activity related to the Company’s investment in affiliates for the years ended December 31, 2010 and 2009 is as follows:

Initial investment	$2,000,000
Equity in income of affiliates	179,000
Investment in affiliates at December 31, 2009	2,179,000
Additional investments	5,000,000
Equity in income of affiliates	786,000
Distributions	(2,067,000)
Investments in affiliates at December 31, 2010	$5,898,000

Commingled stock fund

The Company also had an investment in a commingled stock fund that was originated in 2008 and was liquidated in 2009, which was accounted for as an available for sale security.  The commingled stock fund was the Plurima Titanium U.S. Stock Fund, a sub-fund of the Dublin-based Plurima Funds mutual funds complex, to which Wood served as investment advisor.  At December 31, 2008, the Company’s investment at fair value was $672,000, net of an unrealized loss in the fund of approximately $294,000, which reflected the losses in the underlying values of the equity securities in which the fund was invested, reflective of the general decline of the equity markets over the last half of 2008.  Based on the Company’s ability and intent to hold this investment for a reasonable period of time sufficient for a recovery of fair value, the Company did not consider this investment to be other-than- temporarily impaired at December 31, 2008.  In March 2009, the Company’s board of directors determined that additional investments from other parties into the Plurima Titanium U.S. Equity Fund were likely not to be forthcoming.  As a result, it decided to liquidate its investment in the commingled stock fund.  Based on this decision, the Company recognized a $381,000 impairment loss on this investment, including the previously unrecognized loss of $294,000 that was reclassified out of accumulated other comprehensive income into earnings.  The Company subsequently liquidated its investment and received proceeds of $587,000 from Plurima in 2009.

Note 5 – Goodwill and intangible assets

The changes in goodwill for years ended December 31, 2009 and 2010 are as follows:

	Cost	Accumulated Impairment Losses	Carrying Amount
Goodwill at January 1, 2009	$32,757,000	$-	$32,757,000
Adjustment to acquired Boyd assets and liabilities	267,000	-	267,000
Change in estimated values for acquired intangible assets of Boyd	1,679,000	-	1,679,000
Additional purchase consideration for Wood and Sovereign acquisitions	1,933,000	-	1,933,000
Impairment of goodwill	-	(8,489,000)	(8,489,000)
Goodwill at December 31, 2009	36,636,000	(8,489,000)	28,147,000
Additional purchase consideration for Boyd acquisition	8,000,000	-	8,000,000
Impairment of goodwill	-	(11,000,000)	(11,000,000)
Goodwill at December 31, 2010	$44,636,000	$(19,489,000)	$25,147,000

For purposes of testing goodwill for impairment, the Company estimates fair value using both an income approach and a market approach.  The fair value from the income approach is weighted 75%, while the fair value from the market approach is weighted 25%.  The weighting reflects that the market approach includes more mature asset management companies with greater scale than the Company.

The income approach uses a discounted cash flow model that takes into account assumptions that marketplace participants would use in their estimates of fair value, current period actual results, and forecasted results for future periods that have been reviewed by senior management.  In preparing their forecasts, management considers historical and projected growth rates, the Company’s business plans, prevailing business conditions and trends, anticipated needs for working capital and capital expenditures, and historical and expected levels and trends of operating profitability.  Revenues are forecast based on growth estimates for assets under management, which grow based on net new business flows and market returns.

The market approach employs market multiples for comparable companies.  Fair value estimates are established using multiples of assets under management and current and forward multiples of revenue and earnings before income, taxes, depreciation and amortization (referred to as EBITDA).

During the last three years, the Company has incurred significant outflows of assets under management, which primarily related to significant contraction in the Wood and Sovereign assets under management and ongoing withdrawal activity from multiemployer pension clients, while gains from new clients have been limited.  The combination of these factors has resulted in net new business flows that were negative and significantly below prior forecasts.

In preparing the current forecasts, management has moderated their estimates for net new business flows to approximately 4% for 2011 and approximately 8% per year for 2012 through 2015.  These estimates for new business growth represent an improvement over recent history, but management believes they are reasonable because the Company’s recent investment performance should enhance its selling efforts to current and prospective clients.  Market return assumptions throughout the forecast period are based on long-term expectations for the respective asset categories.  Administrative expenses were forecast to further decline in 2011 with the elimination of significant severance and other transitional costs which were incurred in integrating the Company’s operations during 2010.  Administrative expense growth beyond 2011 is limited to modest levels reflecting compensation increases that are constrained primarily by increases in revenue or profitability.  Cash flows beyond the five year forecast period were projected at 4% per annum.  Management used a weighted average cost of capital of 14.5% determined using the capital asset pricing model and include a risk premium for inherent uncertainties in achieving projected revenue growth.

Based on interim results through the third quarter of 2010, initial work on the 2011 budget, and market price of its common stock based on a limited number of trades, the Company determined that a triggering event had occurred which necessitated an interim goodwill impairment test as of September 30, 2010.  As a result of that testing, the Company concluded that goodwill was impaired and recorded an impairment charge of $5,100,000.

During the fourth quarter of 2010, the Company recognized an additional $8,000,000 of goodwill from the resolution of the contingent consideration for the Boyd acquisition.  In completing its annual assessment test for impairment, the Company concluded that the adjusted goodwill balance was impaired and recorded an additional impairment charge of $5,900,000, bringing the total impairment charge for 2010 to $11,000,000.

During 2009, the Company incurred impairment charges of $8,489,000, of which $4,847,000 was recognized in the third quarter of 2009 and $3,642,000 was recognized in the fourth quarter of 2009.

As indicated above the preparation of the forecasts and discounted cash flow valuations are judgmental and are subject to inherent uncertainties.  The inability to achieve forecast results could result in further goodwill impairment charges.

The changes in intangibles assets for the years ended December 31, 2009 and 2010 were as follows:

	Cost	Accumulated Amortization	Carrying Amount
Intangible assets at January 1, 2009	$43,738,000	$(11,532,000)	$32,206,000
Change in estimated values for acquired intangible assets of Boyd (a)	(1,679,000)	-	(1,679,000)
Amortization expense	-	(4,078,000)	(4,078,000)
Impairment (b)	(3,679,000)	2,150,000	(1,529,000)
Intangible assets at December 31, 2009	38,380,000	(13,460,000)	24,920,000
Amortization expense	-	(3,315,000)	(3,315,000)
Intangible assets at December 31, 2010	$38,380,000	$(16,775,000)	$21,605,000

(a)
The Company completed its valuation of the intangible assets acquired in the Boyd acquisition during the quarter ended June 30, 2009.  As a result, the estimated amount assigned to the Boyd customer relationships intangible asset was reduced by $1,679,000 and the goodwill was increased by the same amount.  In connection with the completion of the valuation, the originally estimated amortizable life for the Boyd customer relationship asset was reduced based on the historical attrition rates of the customer base.

(b)
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

Identifiable intangible assets, net of amortization at December 31, 2010 and 2009, were as follows:

	December 31, 2010			December 31, 2009
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(in thousands)
Wood client relationships	$12,026	$10,968	$1,058	$12,026	$9,909	$2,117
Wood brand	444	360	84	444	249	195
NIS referral relationship	16,052	2,943	13,109	16,052	1,874	14,178
NIS client relationship	7,037	1,290	5,747	7,037	821	6,216
Boyd client relationships	2,821	1,214	1,607	2,821	607	2,214

Totals	$38,380	$16,775	$21,605	$38,380	$13,460	$24,920

In reviewing the remaining estimated useful lives to these assets at December 31, 2010, the Company concluded that based on the recent loss of Attalus referral assets, the remaining useful life of the NIS referral relationship intangible asset should be reduced to from 12 to 5 years.  Amortization is based on the following estimated remaining useful lives: Wood intangible assets – 1 year, NIS referral relationship asset – 5 years, NIS client relationship asset – 12 years, and Boyd customer relationships asset – 1-3 years.

The estimated annual amortization expense for each of the next five years is as follows:

Year	Amount
2011	$4,839,000
2012	3,591,000
2013	3,591,000
2014	3,091,000
2015	3,091,000

Note 6 – Stockholders’ equity

The Company’s initial capitalization consisted of 2,880,000 shares of common stock and 720,000 shares of restricted stock (collectively “Founding Stock”) issued on March 2, 2007.

During 2007, the Company raised $120 million, before expenses, through a private placement of 20,000,000 units consisting of one share of common stock and a warrant to purchase one share of common stock at $4.00 per share.  These warrants expire in June 2011 unless earlier redeemed by the Company.

The Company has a wholly-owned subsidiary, Titanium Incentive Plan, LLC (“TIP”), which initially owned 306,358 shares of the Company’s common stock, all of which was Founding Stock.  TIP was created at the time of the Company’s organization to hold shares of its common stock for one-time awards to the employees of acquired companies.  It was not intended as a vehicle to provide additional on-going equity compensation to employees.  As with all other shares of Founding Stock, the shares of common stock held by TIP were held in escrow until June 21, 2010.  Pursuant to individual share grant agreements, TIP initially allocated 209,347 shares to Wood and Sovereign employees around the time of the acquisitions in 2007, which grants were subject to a vesting requirement of continued employment through June 21, 2010.  The Company acquired TIP on July 14, 2008.  Each grantee received a non-voting membership interest in TIP.  In 2009, the Company granted an additional 55,322 shares, which were treated as compensatory stock grants.  On June 21, 2010, the grantee’s non-voting membership interest in TIP terminated and the grantee became entitled to an in-kind distribution of his or her allocated shares of common stock, subject to income tax withholding.  After adjusting for forfeitures and redemptions to cover income tax withholding, a total of 82,104 shares were distributed from TIP to the vested employees in 2010.  The remaining 224,254 shares held by TIP were cancelled in December 2010.

During December 2008 and January 2009, the Company made common stock grants to certain employees that were compensatory because the grants vest based on continuing employment.  These compensatory common stock grants included allocations of 55,322 shares of common stock held by TIP granted to certain employees during January 2009 and which were subject to vesting through June 21, 2010.  The compensatory common stock grants also include 58,000 shares of common stock granted to certain employees of Boyd in connection with the acquisition of Boyd, which vested based on continuing employment through December 31, 2009.  The aggregate fair value of these shares of common stock at their respective grant dates was $503,000.  During 2009 and 2010, a total of 63,322 shares vested and the remaining 50,000 shares were forfeited.  At December 31, 2010 there were no outstanding share grants.  The Company recognized $420,000 of compensation expense related to these grants in 2009 and a $139,000 credit in 2010.  The credit reflects the reversal of previously recognized expense for the 50,000 shares that were forfeited in 2010.

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

Note 7 – Income taxes

The components of the income tax expense are as follows:

	Year ended December 31,
	2010	2009
Current -
Federal	$-	$-
Deferred
Federal	(4,207,000)	(5,193,000)
State	(794,000)	(1,064,000)
	(5,001,000)	(6,257,000)
Increase in valuation allowance	5,001,000	10,273,000
	-	4,016,000
Income tax expense	$-	$4,016,000

The following is a reconciliation between the expected income tax expense (benefit) using the federal statutory tax rate (34%) and the income tax expense.

	Year ended December 31,
	2010	2009
Income tax benefit at federal statutory rate	$(4,624,000)	$(5,832,000)
State income taxes, net of federal tax benefit	(524,000)	(738,000)
Other	147,000	313,000
Increase in valuation allowance	5,001,000	10,273,000
Income tax expense	$-	$4,016,000

The Company’s deferred tax assets and liabilities relate to the following temporary differences between financial accounting and tax bases as follows:

	December 31,
	2010	2009
Net operating loss carryforwards	$6,084,000	$4,097,000
Goodwill and intangible assets	9,297,000	6,122,000
Other	(107,000)	54,000
Total deferred tax assets	15,274,000	10,273,000
Valuation allowance	(15,274,000)	(10,273,000)
Net deferred tax assets	$-	$-

At December 31, 2010, the Company had a federal net operating loss carryforwards of approximately $15,967,000 that expire between 2028 and 2030 and state net operating loss carryforwards totaling approximately $14,823,000 that expire between 2023 and 2030.

In assessing the realizability of the Company’s deferred tax assets, we consider all relevant positive and negative evidence in determining whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The realization of the gross deferred tax assets depends on several factors, including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.  Pursuant to FASB guidance, a cumulative loss in recent years is a significant piece of negative evidence to be considered in evaluating the need for a valuation allowance that is difficult to overcome.  Based on the pretax losses in 2008 through 2010, we determined that it was no longer appropriate to consider expected future income as the primary factor in determining the realizability of our deferred tax assets.  As a result, the Company has recognized valuation allowances that fully offset all deferred tax assets as of December 31, 2010 and 2009.

Note 8 – Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net income or loss by the weighted average shares of common stock outstanding.  In addition, in periods following the acquisition of Boyd, basic weighted average shares include 192,000 shares of common stock issued to the sellers of Boyd in 2011 as their issuance was required under the Boyd acquisition agreement.  Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period.  Dilutive potential shares of common stock include the incremental shares of common stock issued under the compensatory common stock grants computed using the treasury stock method.  No incremental shares of common stock have been included for the 20,000,000 outstanding warrants as their effect would have been antidilutive under the treasury stock method.  The 612,716 shares of restricted common stock have been excluded from the computation of diluted weighted average shares because their conversion terms require the ten day average share price of the common stock to exceed $6.90 per share.  In addition, the option to acquire 2,000,000 units is excluded from the computation of diluted weighted average shares because the effect would have been antidilutive.

The computation of basic and diluted EPS is as follows:

	Year ended December 31,
	2010	2009
Basic EPS:
Net loss	$(13,602,000)	$(21,169,000)

Weighted average shares of common stock outstanding	20,488,157	20,344,382
Shares of common stock to be issued in Boyd acquisition	192,000	192,000
Basic weighted average shares of common stock outstanding	20,680,157	20,536,382

Basic EPS	$(0.66)	$(1.03)

Diluted EPS:
Net loss	$(13,602,000)	$(21,169,000)

Basic weighted average shares of common stock outstanding	20,680,157	20,536,382
Shares of common stock under compensatory common stock grants	10,856	88,352
Diluted weighted average shares of common stock outstanding	20,691,013	20,624,734

Diluted EPS	$(0.66)	$(1.03)

The diluted weighted average shares amount for the years ended December 31, 2010 and 2009 are provided for informational purposes, as the net loss for these periods causes basic earnings per share to be the most dilutive.

Note 9 – Major customer

NIS has a referral arrangement with Attalus Capital, L.L.C. (“Attalus”), under which NIS assists Attalus by referring investors and providing advice on potential investment issues, providing support in the preparation of marketing and reporting materials, and assisting in marketing presentations.  In consideration of these services, NIS receives referral fees based on contractually defined rates.  The fees are paid quarterly in arrears based on the amount of assets under management of the clients referred to Attalus under this arrangement.  The fees under this arrangement were $2,418,000 and $2,271,000 for 2010 and 2009, respectively.

Note 10 – Retirement Plans

The Company, through each of its subsidiaries, sponsors defined contribution plans covering substantially all employees.  The Company contributed approximately $230,000 and $271,000 in matching funds for the years ended December 31, 2010 and 2009, respectively.  The NIS plan also provides a discretionary component whereby NIS can make an additional contribution to the plan that is allocated based on the compensation of eligible employees.  The discretionary contributions for 2010 and 2009 were approximately $400,000 each year.

Note 11 – Fair Value Disclosures

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

The Company measures the following assets at fair values on a recurring basis:

	Category used for Fair Values
	Level 1	Level 2	Level 3

Assets at December 31, 2010
Cash and cash equivalents	$4,698,000	$-	$-
Current securities available for sale – Debt securities	-	3,354,000	-
	$4,698,000	$3,354,000	$-

Assets at December 31, 2009
Cash and cash equivalents	$4,773,000	$-	$-
Current securities available for sale – Debt securities	-	12,549,000	-
	$4,773,000	$12,549,000	$-

In completing the impairment assessments for its goodwill and other intangible assets, the Company must use unobservable inputs (level 3) that are supported by little or no market activity and that are significant to the fair values of these assets.  The description for these fair value estimates and the impairment charges recognized during 2010 and 2009 are discussed in Note 5.

Note 12 – Commitments and Contingencies

The Company leases certain corporate offices, office equipment and computer software under lease agreements with terms up to five years with options to renew for additional periods, and requirements for the Company to pay property taxes, insurance and maintenance.  Rent expense was $1,066,000 and $1,166,000 for the years ended December 31, 2010 and 2009, respectively.  The following is a schedule by year of the future minimum lease payments due under agreements with terms extending beyond one year:

Year ending December 31,	Amount
2011	$687,000
2012	709,000
2013	604,000
2014	513,000
2015	508,000
Thereafter	1,296,000

On February 10, 2010, a former client of Sovereign filed suit in the United States District Court for the Northern District of Illinois against the Company and Sovereign, alleging fraudulent conduct and breach of fiduciary duty on the part of Sovereign in investing the former client’s assets in auction-rate securities.  The claim alleged, among other things, that Sovereign failed to conduct adequate due diligence into the auction rate securities purchased for the former client’s account, and that the investment in the auction rate securities was outside the former client’s investment policy.  The former client’s suit sought $4,704,000 in damages.  On October 26, 2010, the US District Court granted the Company’s motion to dismiss the suit with prejudice.  At this time, the Company cannot predict what future actions (if any) the former client may attempt to pursue in regards to its claims.  In any event, the Company believes the claims are without merit and will vigorously defend against them.

Sovereign received a letter dated July 16, 2010 from a former client demanding that Sovereign compensate it for losses related to allegedly unsuitable investments in approximately $30 million of various auction rate securities purchased on its behalf by Sovereign.  The former client has filed a claim against the underwriters for the purchased securities, but has not to this point brought a claim against Sovereign.  Management is in the process of evaluating this demand and the former client’s allegations to determine whether there is any merit to them.  In the interim, the Company has entered into a tolling agreement with the former client.  At this preliminary stage, the Company cannot determine the potential liability of the Company or the likelihood of an unfavorable outcome.  In any event, management believes the claim would be covered by insurance (up to $20 million), subject to the payment of deductible amounts by the Company.

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

Evaluation of Disclosure Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Exchange Act required by Exchange Act Rules 13a-15(b) or 15d-15(b)), our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

During the fourth quarter, we made no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We evaluated the effectiveness of internal control over financial reporting as of December 31, 2010 in relation to criteria described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment, we concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Our report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to our executive officers is set forth in Part I of this Annual Report on Form 10-K and is incorporated by reference.  The information required by this item with respect to our directors, our Audit Committee and its members, and audit committee financial expert is incorporated by reference from our definitive proxy statement for the 2011 Annual Meeting of Stockholders under the caption “Proposal One—Election of Directors.” The information required by this item with respect to compliance with Section 16(a) of the Exchange Act is incorporated by reference from our definitive proxy statement for the 2011 Annual Meeting of Stockholders under the caption “Stock Ownership—Section 16(a) Beneficial Ownership Reporting Compliance.”

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

The information required by this item is incorporated by reference from our definitive proxy statement for the 2011 Annual Meeting of Stockholders under the caption “Compensation of the Named Executive Officers and Directors.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item with respect to the security ownership of certain beneficial owners and the security ownership of management is incorporated by reference from our definitive proxy statement for the 2011 Annual Meeting of Stockholders under the caption “Stock Ownership—Beneficial Ownership of Certain Stockholders, Directors and Executive Officers.”

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2010, information with respect to our compensation arrangements:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in the First Column)

Equity compensation plans approved by security holders	—		—	—

Equity compensation plans not approved by security holders	4,000,000	(1)	$5.30	—

Total	4,000,000		$5.30	—

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

The information required by this item with respect to certain relationships and related transactions is incorporated by reference from our definitive proxy statement for the 2011 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions.” The information required by this item with respect to director and committee member independence is incorporated by reference from our definitive proxy statement for the 2011 Annual Meeting of Stockholders under the caption “Proposal One—Election of Directors.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference from our definitive proxy statement for the 2011 Annual Meeting of Stockholders under the caption “Proposal Two—Ratification of the Appointment of Our Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements:

•	Report of Independent Registered Public Accounting Firm

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2010 and 2009

•	Consolidated Statements of Operations for the Years Ended December 31, 2010 and 2009

•	Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2010 and 2009

•	Consolidated Statements of Changes in Stockholders’ Equity for the Years ended December 31, 2010 and 2009

•	Consolidated Statements of Cash Flows for Years Ended December 31, 2010 and 2009

•	Notes to Financial Statements

(2)	Financial Statement Schedule:

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

2.4
Membership Interest Purchase Agreement, dated as of November 7, 2008, by and among Titanium Asset Management Corp., BWAM Holdings, LLC, Boyd Watterson Asset Management, LLC, the common members of BWAM Holdings, LLC and, for limited purposes, the preferred members of BWAM Holdings, LLC. (1)  (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 5, 2009, File No. 000-53352)

2.5
Amendment No. 1 to Membership Interest Purchase Agreement, dated as of December 30, 2008, among Titanium Asset Management Corp., Boyd Watterson Asset Management, LLC and Mr. Michael E. Bee, acting in his capacity as the agent and attorney in fact with the authority to act on behalf of BWAM Holdings, LLC, the common members of BWAM Holdings, LLC and, for limited purposes, the preferred members of BWAM Holdings, LLC (incorporated by reference to Exhibit 2.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 5, 2009, File No. 000-53352)

2.6
Amendment No. 2 to Membership Interest Purchase Agreement, dated as of December 28, 2010, among Titanium Asset Management Corp., Boyd Watterson Asset Management, LLC and Michael E. Bee, acting in his capacity as the agent and attorney in fact with the authority to act on behalf of BWAM Holdings, LLC, the common members of BWAM Holdings, LLC  and, for limited purposes, the preferred members of BWAM Holdings, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 30, 2010, File No. 000-53352)

3.1
Amended and Restated Certificate of Incorporation of Titanium Asset Management Corp. (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

3.2
Amendment to Amended and Restated Certificate of Incorporation of Titanium Asset Management Corp. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

3.3
Bylaws of Titanium Asset Management Corp. (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.1
Form of Common Stock Share Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

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

10.13 †
Titanium Asset Management Corp. Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.14 †
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

10.17 †	Oral Agreements regarding Director Compensation

Exhibit	Description

10.18
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.21 to the Registrant’s Amendment No. 1 to Form 10 filed with the Securities and Exchange Commission on September 15, 2008, File No. 000-53352)

10.19†	Employment Agreement between Brian L. Gevry, Titanium Asset Management Corp., and Boyd Watterson Asset Management, LLC dated December 28, 2010

10.20
Indemnification Agreement dated July 1, 2009 by and between Titanium Asset Management Corp. and Shy Talmon (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the Securities and Exchange Commission on August 11, 2009, File No. 000-53352)

10.21
Referral Arrangement Letter Agreement dated July 1, 2009 between Attalus Capital, L.P. and National Investment Services, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the Securities and Exchange Commission on August 11, 2009, File No. 000-53352)

10.22†
Amended Employment Agreement between Robert J. Siefert and National Investment Services, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed with the Securities and Exchange Commission on November 11, 2009, File No. 000-53352)

10.23
Indemnification Agreement dated November 3, 2009 between Titanium Asset Management Corp. and Ron Braverman. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed with the Securities and Exchange Commission on November 11, 2009, File No. 000-53352)

10.24†
Compromise Agreement between Nigel Wightman and Titanium Asset Management Corp. dated March 18, 2010 (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 31, 2011, File No. 000-53352).

16.1
Letter from Cherry, Bekaert, & Holland, L.L.C. dated May 18, 2010 (incorporated by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2010, File No. 000-53352)

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

Dated: March 29, 2011

TITANIUM ASSET MANAGEMENT CORP.

By:	/s/ Robert Brooks
Name:	Robert Brooks
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Capacity	Date

/s/ Robert Brooks	Chief Executive Officer	March 29, 2011
Robert Brooks	(Principal Executive Officer)

/s/ Jonathan Hoenecke	Chief Financial Officer	March 29, 2011
Jonathan Hoenecke	(Principal Financial Officer and Principal Accounting Officer)

/s/ Robert Kelly	Co-Chairman	March 29, 2011
Robert Kelly

/s/ Tal Raz	Co-Chairman	March 29, 2011
Tal Raz

/s/ Emmanuel Gill	Vice Chairman	March 29, 2011
Emmanuel Gill

/s/ Avigdor Kaplan	Director	March 29, 2011
Avigdor Kaplan

/s/ Shy Talmon	Director	March 29, 2011
Shy Talmon

/s/ Yoram Naveh	Director	March 29, 2011
Yoram Naveh

/s/ T. Raymond Suplee	Director	March 29, 2011
T. Raymond Suplee

/s/ Ron Braverman	Director	March 29, 2011
Ron Braverman

/s/ Brian Gevry	Director	March 29, 2011
Brian Gevry

EXHIBIT INDEX

Exhibit	Description

2.1
Sale and Purchase Agreement among Titanium Asset Management Corp., Wood Asset Management, Inc., and a number of individuals dated September 5, 2007 (1)  (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

2.2
Sale and Purchase Agreement among Titanium Asset Management Corp., Sovereign Holdings, LLC and JARE, Inc. and its owners dated September 5, 2007 (1)  (incorporated by reference to Exhibit 2.2 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

2.3
Stock Purchase Agreement by and among Titanium Asset Management Corp., National Investment Services, Inc., NIS Holdings, Inc., and the shareholders of NIS Holdings, Inc. dated February 28, 2008 (1)  (incorporated by reference to Exhibit 2.3 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

2.4
Membership Interest Purchase Agreement, dated as of November 7, 2008, by and among Titanium Asset Management Corp., BWAM Holdings, LLC, Boyd Watterson Asset Management, LLC, the common members of BWAM Holdings, LLC and, for limited purposes, the preferred members of BWAM Holdings, LLC. (1)  (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 5, 2009, File No. 000-53352)

2.5
Amendment No. 1 to Membership Interest Purchase Agreement, dated as of December 30, 2008, among Titanium Asset Management Corp., Boyd Watterson Asset Management, LLC and Mr. Michael E. Bee, acting in his capacity as the agent and attorney in fact with the authority to act on behalf of BWAM Holdings, LLC, the common members of BWAM Holdings, LLC and, for limited purposes, the preferred members of BWAM Holdings, LLC (incorporated by reference to Exhibit 2.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 5, 2009, File No. 000-53352)

2.6
Amendment No. 2 to Membership Interest Purchase Agreement, dated as of December 28, 2010, among Titanium Asset Management Corp., Boyd Watterson Asset Management, LLC and Michael E. Bee, acting in his capacity as the agent and attorney in fact with the authority to act on behalf of BWAM Holdings, LLC, the common members of BWAM Holdings, LLC  and, for limited purposes, the preferred members of BWAM Holdings, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 30, 2010, File No. 000-53352)

3.1
Amended and Restated Certificate of Incorporation of Titanium Asset Management Corp. (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

3.2
Amendment to Amended and Restated Certificate of Incorporation of Titanium Asset Management Corp. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

3.3
Bylaws of Titanium Asset Management Corp. (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

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

Exhibit	Description

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

10.13 †
Titanium Asset Management Corp. Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.14 †
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

10.17 †	Oral Agreements regarding Director Compensation

10.18
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.21 to the Registrant’s Amendment No. 1 to Form 10 filed with the Securities and Exchange Commission on September 15, 2008, File No. 000-53352)

10.19†	Employment Agreement between Brian L. Gevry, Titanium Asset Management Corp., and Boyd Watterson Asset Management, LLC dated December 28, 2010

10.20
Indemnification Agreement dated July 1, 2009 by and between Titanium Asset Management Corp. and Shy Talmon (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the Securities and Exchange Commission on August 11, 2009, File No. 000-53352)

10.21
Referral Arrangement Letter Agreement dated July 1, 2009 between Attalus Capital, L.P. and National Investment Services, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the Securities and Exchange Commission on August 11, 2009, File No. 000-53352)

10.22†
Amended Employment Agreement between Robert J. Siefert and National Investment Services, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed with the Securities and Exchange Commission on November 11, 2009, File No. 000-53352)

10.23
Indemnification Agreement dated November 3, 2009 between Titanium Asset Management Corp. and Ron Braverman. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed with the Securities and Exchange Commission on November 11, 2009, File No. 000-53352)

10.24 †
Compromise Agreement between Nigel Wightman and Titanium Asset Management Corp. dated March 18, 2010 (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 31, 2011, File No. 000-53352).

Exhibit	Description

16.1
Letter from Cherry, Bekaert, & Holland, L.L.C. dated May 18, 2010 (incorporated by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2010, File No. 000-53352)

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