Form 10-Q
period 2011-03-31
Titanium Asset Management Corp
filed 2011-05-18
CIK 1407161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

At May 16, 2011, there were 20,634,232 shares of the registrant’s common stock and 612,716 shares of restricted stock outstanding.

i

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Titanium Asset Management Corp.
Condensed Consolidated Balance Sheets

	March 31, 2011	December 31, 2010
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$187,000	$4,698,000
Investments	4,074,000	3,354,000
Accounts receivable	3,755,000	4,783,000
Other current assets	805,000	1,179,000
Total current assets	8,821,000	14,014,000

Investments in affiliates	6,126,000	5,898,000
Property and equipment, net	467,000	455,000
Goodwill	21,647,000	25,147,000
Intangible assets, net	20,388,000	21,605,000
Total assets	$57,449,000	$67,119,000

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$101,000	$42,000
Acquisition payments due	-	4,000,000
Other current liabilities	2,255,000	3,539,000
Total current liabilities and total liabilities	2,356,000	7,581,000

Commitments and contingencies

Stockholders’ equity
Common stock, $0.0001 par value; 54,000,000 shares authorized; 20,634,232 shares issued and outstanding at March 31, 2011 and 20,442,232 shares issued and outstanding at December 31, 2010	2,000	2,000
Restricted common stock, $0.0001 par value; 720,000 shares authorized; 612,716 issued and outstanding at March 31, 2011 and December 31, 2010	-	-
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	-	-
Additional paid-in capital	100,971,000	100,971,000
Accumulated deficit	(45,805,000)	(41,368,000)
Other comprehensive income	(75,000)	(67,000)
Total stockholders’ equity	55,093,000	59,538,000
Total liabilities and stockholders’ equity	$57,449,000	$67,119,000

See Notes to Condensed Consolidated Financial Statements contained herein and the Notes to Consolidated Financial Statements in the Titanium Asset Management Corp. Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”).

Titanium Asset Management Corp.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2011	2010

Operating revenues	$5,442,000	$5,550,000

Operating expenses:
Administrative	5,537,000	6,306,000
Amortization of intangible assets	1,217,000	829,000
Impairment of goodwill	3,500,000	-
Total operating expenses	10,254,000	7,135,000
Operating loss	(4,812,000)	(1,585,000)

Other income
Interest income	22,000	88,000
Gain (loss) on investments	(6,000)	104,000
Income from equity investees	359,000	139,000
Interest expense	-	(16,000)
Loss before taxes	(4,437,000)	(1,270,000)

Income tax benefit	-	-

Net loss	$(4,437,000)	$(1,270,000)

Earnings (loss) per share
Basic	$(0.22)	$(0.06)
Diluted	$(0.22)	$(0.06)

Weighted average number of common shares outstanding:
Basic	20,634,232	20,701,493
Diluted	20,634,232	20,701,493

See Notes to Condensed Consolidated Financial Statements contained herein and the Notes to Consolidated Financial Statements in the 2010 Form 10-K.

Titanium Asset Management Corp.
Consolidated Statements of Comprehensive Loss

	Three Months Ended March 31,
	2011	2010

Net loss	$(4,437,000)	$(1,270,000)

Other comprehensive income items:
Unrealized gains on available for sale securities	(7,000)	(26,000)
Net (gains) losses reclassified from accumulated other comprehensive income to earnings	(1,000)	(104,000)
Income tax on other comprehensive income items	-	-
Other comprehensive income items, net of tax	(8,000)	(130,000)

Comprehensive loss	$(4,445,000)	$(1,400,000)

See Notes to Condensed Consolidated Financial Statements contained herein and the Notes to Consolidated Financial Statements in the 2010 Form 10-K.

Titanium Asset Management Corp.
Consolidated Statements of Changes in Stockholders’ Equity
For the Three Months ended March 31, 2011 and 2010

	Common Stock			Restricted Shares
	Shares	Shares held by TIP	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Deficit)	Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balances at January 1, 2010	20,689,478	(124,662)	$2,000	612,716	$-	$100,332,000	$(27,766,000)	$172,000	$72,740,000
Equity compensation expense	-	-	-	-	-	41,000	-	-	41,000
Net loss and comprehensive loss	-	-	-	-	-	-	(1,270,000)	(130,000)	(1,400,000)
Balances at March 31, 2010	20,689,478	(124,662)	2,000	612,716	-	100,373,000	(29,036,000)	42,000	71,381,000

Balances at January 1, 2011	20,442,232	-	$2,000	612,716	$-	$100,971,000	$(41,368,000)	$(67,000)	$59,538,000
Issuance of common stock in connection with deferred stock grant	192,000	-	-	-	-	-	-	-	-
Net loss and comprehensive loss	-	-	-	-	-	-	(4,437,000)	(8,000)	(4,445,000)
Balances at March 31, 2011	20,634,232	-	$2,000	612,716	$-	$100,971,000	$(45,805,000)	$(75,000)	$55,093,000

See Notes to Condensed Consolidated Financial Statements contained herein and the Notes to Consolidated Financial Statements in the 2010 Form 10-K.

Titanium Asset Management Corp.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2011	2010

Cash flows from operating activities
Net loss	$(4,437,000)	$(1,270,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	1,217,000	829,000
Impairment of goodwill	3,500,000	-
Depreciation	26,000	25,000
Share compensation expense	-	41,000
Loss (gain) on investments	6,000	(104,000)
Income from equity investees	(359,000)	(139,000)
Income distributions from equity investees	131,000	-
Accretion of acquisition payments	-	16,000
Changes in assets and liabilities:
Decrease in accounts receivable	1,028,000	1,241,000
Decrease in other current assets	374,000	41,000
Increase (decrease) in accounts payable	59,000	(39,000)
Decrease in other current liabilities	(1,284,000)	(981,000)
Net cash provided by (used in) operating activities	261,000	(340,000)

Cash flows from investing activities
Purchases of property and equipment	(38,000)	-
Purchases of investments	(1,717,000)	(6,675,000)
Sales and redemptions of investments	983,000	7,189,000
Investments in equity investees	-	(4,000,000)
Acquisitions of subsidiaries, net of cash acquired	(4,000,000)	-
Net cash used in investing activities	(4,772,000)	(3,486,000)

Net decrease in cash and cash equivalents	(4,511,000)	(3,826,000)

Cash and cash equivalents:
Beginning	4,698,000	4,773,000
Ending	$187,000	$947,000

See Notes to Condensed Consolidated Financial Statements contained herein and the Notes to Consolidated Financial Statements in the 2010 Form 10-K.

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

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein and in the 2010 Form 10-K and the Consolidated Financial Statements and the Notes thereto included in the 2010 Form 10-K.

Note 2 – Adoption of New Accounting Standards

The Company’s significant accounting policies are discussed in the Notes to the Company’s Consolidated Financial Statements in the 2010 Form 10-K.

There were no new accounting standards and amendments to standards that first became effective for the fiscal year beginning January 1, 2011 that had significant impact on the Company’s financial statements.

Note 3 – Investments

The Company’s current portfolio of debt securities are accounted for as available-for-sale securities.  The Company’s investments in affiliates are accounted for using the equity method of accounting because the Company has significant influence over the management of the funds.

Current portfolio of debt securities

	Amortized cost	Unrealized gains	Unrealized losses	Fair value

March 31, 2011	$4,064,000	$19,000	$(9,000)	$4,074,000
December 31, 2010	$3,336,000	$19,000	$(1,000)	$3,354,000

Debt securities accounted for as available-for-sale and held at March 31, 2011 mature as flows:

	Amortized cost	Fair value
Within one year	$2,431,000	$2,443,000
After one year but within five years	$1,633,000	$1,631,000

The following table provides a summary of the changes in and results of investment activities.  The specific identification method is used to determine the cost basis of investments sold and the realized gain or loss.

	Three Months Ended March 31,
	2011	2010

Proceeds from sale	$983,000	$7,189,000
Gross realized gains on sales	4,000	119,000
Gross realized losses on sales	(10,000)	(15,000)
Unrealized gains and losses	(7,000)	(26,000)
Net gains reclassified out of accumulated other comprehensive income to earnings	1,000	104,000

Note 3 – Investments (continued)

Investments in Affiliates

Investments in affiliates include the Company’s investment in the Titanium TALF Opportunity Fund (the “TALF Fund”), which it organized for its clients to invest in securities participating in the Term Asset-Backed Securities Loan Facility (“TALF”) of the Federal Reserve Bank of New York.  The Company is the managing member of the TALF Fund and serves as the investment manager for the TALF Fund for which it receives management fees.  As of March 31, 2011, the Company’s investment in the TALF Fund represents approximately 11% of the total investments in the TALF Fund.  Because the Company has an equity interest in the TALF Fund and has significant influence over the TALF Fund’s daily activities through its role as managing member and investment manager, the Company accounts for this investment using the equity method of accounting.

Investments in affiliates also include the Company’s investment in the Titanium Absolute Return Fund (the “TARF Fund”), formerly the NIS Fixed Income Arbitrage Fund, LTD.  The Company is the managing member of the TARF Fund and serves as the investment manager for the TARF Fund for which it receives management fees.  As of March 31, 2011, the Company’s investment in the TARF Fund represents approximately 15% of the total investments in the TARF Fund.  Because the Company has an equity interest in the TARF Fund and has significant influence over the TARF Fund’s daily activities through its role as managing member and investment manager, the Company accounts for this investment using the equity method of accounting.

The activity related to the Company’s investment in affiliates for the three months ended March 31, 2011 and 2010 is as follows:

Investments in affiliates at January 1, 2010	$2,179,000
Additional investments	4,000,000
Equity in income of affiliates	139,000
Investments in affiliates at March 31, 2010	$6,318,000

Investments in affiliates at January 1, 2011	$5,898,000
Equity in income of affiliates	359,000
Distributions	(131,000)
Investments in affiliates at March 31, 2011	$6,126,000

Note 4 – Acquisition Obligations

In connection with the acquisitions of Wood, Sovereign, NIS and Boyd, the acquisition agreements provided for deferred fixed payments and contingent payments based on assets under management or revenues at specified future dates.  As of December 31, 2010, the only remaining deferred fixed amount was the remaining $4,000,000 obligation in connection with the Boyd acquisition.  This balance was paid January 3, 2011 and 192,000 shares of common stock were issued on January 3, 2011 to satisfy all the remaining obligations related to the Boyd acquisition.

As of December 31, 2010, the only remaining deferred contingent payments that may come due are under terms of the acquisition agreement for Wood.  Under this agreement, the seller may receive additional payments should Wood achieve certain revenue and assets under management milestones through September 30, 2011.  At March 31, 2011, the remaining maximum payments are $3,000,000, of which up to 50% is payable in Titanium common stock.  Based on current estimates for assets under management and revenues, the Company estimates that approximately $835,000 will be due under the assets under management provision in 2011 and that no amount will be due under the revenue provision.

Note 5 – Goodwill

We have a referral arrangement with a hedge fund manager, Attalus Capital LLC (“Attalus”), through which we earn fees for referring clients to its investment vehicles.  Our referral fees are generally calculated as a percentage of the fees earned by Attalus, whose fees vary based on the assets under management.  Our referral fee revenues from Attalus represented approximately 10% of our annual revenues in 2010.

The assets managed by Attalus came under significant pressure in the fourth quarter of 2010 as a result of several factors, including Attalus’ overall fee rates, the investment performance of the hedge funds managed by Attalus relative to the performance of other hedge funds, and certain changes in Attalus’ management.  The combination of these factors resulted in redemptions in the fourth quarter of 2010.  Starting January 1, 2011, Attalus reduced its average fee rates, which the Company estimated, with the assistance of Attalus management, would reduce the Company’s estimated referral fee revenue by 15%.

Also prior to completing our 2010 annual financial statements, Attalus informed the Company that they had received further redemption requests that can be effected at the end of the first and second quarters of 2011 and would impact the Company’s referral fee revenues. In preparing the Company’s forecasts for the year end evaluation of goodwill, all of the above factors were considered in estimating future referral fee revenues at approximately $2.0 million annually.

During April 2011, the Company was notified by Attalus of further redemptions and a further reduction in our referral fee rates.  From ensuing discussions with the management of Attalus, we became aware of additional concerns with the relationship that may impact our marketing relationship beyond the current contractual period.  These factors caused the Company to further reduce its long term forecast of referral fee revenues and triggered a reassessment of the carrying amount of goodwill.

In preparing the current forecasts, we have increased our estimates of potential redemptions of the Attalus assets for 2011 from approximately $200 million to $260 million, and we have forecasted a continued decline in the referral fee asset base through 2015.  In addition, we have moderated our estimate of average fee rates based on an expected renewal of the referral contract at reduced terms.  The combination of these factors resulted in estimated annual referral fees of approximately $1.1 million.  All other estimates and assumptions in the 2010 year end forecast were substantively unchanged.

The reduction in the forecasted long-term referral fee revenues resulted in a reduced estimate of the Company’s value and we have concluded that our goodwill balance was further impaired and recognized an impairment charge of $3,500,000.

Note 6 – Stockholders’ Equity

The Company’s authorized capital consists of 54,000,000 shares of common stock with a $0.0001 par value, 720,000 shares of restricted common stock with a $0.0001 par value, and 1,000,000 shares of preferred stock with a $0.0001 par value.  The restricted common stock shares carry voting rights and no rights to dividends except in the case of liquidation of the Company.  The restricted common stock shares convert on a one for one basis to shares of common stock if at any time within five years of their issue the ten-day average share price of the common stock exceeds $6.90 or if there is a change in control  (as defined in the Company’s certificate of incorporation).  No preferred stock had been issued at March 31, 2011.

In connection with the Company’s 2007 private placement, the Company issued 20,000,000 warrants that entitle the holder to purchase one share of common stock at $4.00 per share.  The warrants expire in June 2011 unless earlier redeemed by the Company.  At March 31, 2011, all 20,000,000 warrants were outstanding.

As part of the private placement, the Company granted an option to Sunrise Securities Corp. to acquire 2 million units at a price of $6.60 (each unit consists of one share of common stock and one warrant to acquire one share of common stock at $4.00 per share).  At March 31, 2011, all of these options were outstanding.

Note 7 – Income Taxes

At December 31, 2010, the Company had deferred tax assets of $15,274,000 including the deferred tax benefits related to federal net operating loss carryforwards of approximately $15,967,000 that expire between 2028 and 2030 and state net operating loss carryforwards totaling approximately $14,823,000 that expire between 2023 and 2030.

In assessing the realizability of the Company’s deferred tax assets, we consider all relevant positive and negative evidence in determining whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The realization of the gross deferred tax assets depends on several factors, including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards.  Pursuant to FASB guidance, a cumulative loss in recent years is a significant piece of negative evidence to be considered in evaluating the need for a valuation allowance that is difficult to overcome.  Based on the pretax losses in 2008 through 2010, we determined that it was not appropriate to consider expected future income as the primary factor in determining the realizability of our deferred tax assets.  As a result, the Company has recognized valuation allowances that fully offset all deferred tax assets as of December 31, 2010.

Based on the continuation of cumulative losses, the Company continued to fully offset any additional deferred tax assets with additional valuation allowances during the three months ended March 31, 2010.

Note 8 – Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net income or loss by the weighted average shares of common stock outstanding.  In addition, in periods following the acquisition of Boyd, basic weighted average shares include 192,000 shares of common stock issued to the sellers of Boyd in 2011 as their issuance was required under the Boyd acquisition agreement.  Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period.  Dilutive potential shares of common stock include the incremental shares of common stock issued under the compensatory common stock grants computed using the treasury stock method.  No incremental shares of common stock have been included for the 20,000,000 outstanding warrants as their effect would have been antidilutive under the treasury stock method.  The 612,716 shares of restricted common stock have been excluded from the computation of diluted weighted average shares because their conversion terms require the ten day average share price of the common stock to exceed $6.90 per share.  In addition, the option to acquire 2,000,000 units held by Sunrise Securities Corp. is excluded from the computation of diluted weighted average shares because the effect would have been antidilutive.

The computation of basic and diluted EPS is as follows:

	Three months ended March 31,
	2011	2010
Basic EPS:
Net loss	$(4,437,000)	$(1,270,000)

Weighted average shares of common stock outstanding	20,634,232	20,509,493
Shares of common stock to be issued in Boyd acquisition	-	192,000
Basic weighted average shares of common stock outstanding	20,634,232	20,701,493

Basic EPS	$(0.22)	$(0.06)

Diluted EPS:
Net loss	$(4,437,000)	$(1,270,000)

Basic weighted average shares of common stock outstanding	20,634,232	20,701,493
Shares of common stock under compensatory common stock grants	-	38,627
Diluted weighted average shares of common stock outstanding	20,634,232	20,740,120

Diluted EPS	$(0.22)	$(0.06)

The diluted weighted average shares amount for the three months ended March 31, 2011 and 2010 are provided for informational purposes, as the net loss for these periods causes basic earnings per share to be the most dilutive.

Note 9 – Fair Value Disclosures

Under the FASB’s fair value requirements, the fair values for assets and liabilities are to be disclosed based on three levels of input:  Level 1 – quoted prices in active markets for identical assets or liabilities; Level 2 – observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; or Level 3 – unobservable inputs that are supported by little or no market activity and that are significant to the fair value of assets or liabilities.  Level 3 assets and liabilities include financial instruments, the value of which is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation.

The Company measures the following assets at fair values on a recurring basis:

	Category used for Fair Values
	Level 1	Level 2	Level 3

Assets at March 31, 2011
Cash and cash equivalents	$187,000	$-	$-
Current securities available for sale – Debt securities	-	4,074,000	-
	$187,000	$4,074,000	$-

Assets at December 31, 2010
Cash and cash equivalents	$4,698,000	$-	$-
Current securities available for sale – Debt securities	-	3,354,000	-
	$4,698,000	$3,354,000	$-

Note 10 – Contingencies

The Company’s subsidiary, Sovereign, received a letter dated July 16, 2010 from a former client demanding that Sovereign compensate it for losses related to allegedly unsuitable investments in approximately $30 million of various auction rate securities purchased on its behalf by Sovereign.  The former client has filed a claim against the underwriters for the purchased securities, but has not to this point brought a claim against Sovereign. In the interim, the Company has entered into a tolling agreement with the former client.  At this preliminary stage, the Company cannot determine the potential liability of the Company or the likelihood of an unfavorable outcome. In any event, management believes the claim would be covered by insurance (up to $20 million), subject to the payment of deductible amounts by the Company.

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

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including particularly the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by and information currently available to the management of Titanium Asset Management Corp., a Delaware corporation (referred to as “we,” “our” or the “Company,” and, unless the context indicates otherwise, includes our wholly owned asset management subsidiaries, Wood Asset Management, Inc. (“Wood”), Sovereign Holdings LLC (“Sovereign”), National Investment Services, Inc. (“NIS”) and Boyd Watterson Asset Management, LLC (“Boyd”).  We refer to Wood, Sovereign, NIS and Boyd collectively as our subsidiaries.  The outcome of the events described in these forward-looking statements is subject to risks and uncertainties.  Actual results and the outcome or timing of certain events may differ significantly from those projected in these forward-looking statements due to market fluctuations that alter our assets under management; termination of investment advisory agreements; loss of key personnel; loss of third-party distribution services; impairment of goodwill and other intangible assets; our inability to compete; market pressure on investment advisory fees; problems experienced in the acquisition or integration of target businesses; changes in law, regulation or tax rates; ineffective management of risk; inadequacy of insurance; changes in interest rates, equity prices, liquidity of global markets and international and regional political conditions; terrorism; changes in monetary and fiscal policy, investor sentiment and availability and cost of capital; technological changes and events; outcome of legal proceedings; changes in currency values, inflation and credit ratings; failure of our systems to properly operate; actions taken by Clal Finance Ltd., (“Clal”), as our significant stockholder; factors listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”); and other factors listed in this Quarterly Report on Form 10-Q and from time to time in our other filings with the Securities and Exchange Commission (“SEC”).  For this purpose, statements relating to integrating the operational, administrative and sales activities of our subsidiaries, earning of incentive fees, amount of future assets under management, acquisitions of additional asset management firms and payment therefor, payment of deferred consideration for the purchase of our subsidiaries and anticipated levels of future revenues, expenses or earnings, among other things; any statements using the terms “aim,” “anticipate,” “appear,” “based on,” “believe,” “can,” “continue,” “could,” “are emerging,” “estimate,” “expect,” “expectation,” “intend,” “may,” “ongoing,” “plan,” “possible” “potential, “predict,” “project,” “should” and “would” or similar words or phrases, or the negatives of those words or phrases; or discussions of strategy, plans, objectives or goals, may identify forward-looking statements that involve risks, uncertainties and other factors that could cause our actual results, financial condition and the outcome and timing of certain events to differ materially from those projected or management’s current expectations.  By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise.

The following discussion is designed to provide a better understanding of significant trends related to our consolidated financial condition and consolidated results of operations. The discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included in our 2010 Form 10-K.

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

Through four acquisitions, we have assembled a group of investment managers with solid long-term track records to serve as our core asset management business.  Through these investment managers, we have expertise in both fixed-income and equity investment strategies and have a client base that extends from individuals to a range of institutional investors, as well as sub-advisory and referral arrangements with a variety of broker-dealers.  During 2009, we extended our business to include real estate investment advisory services through the hiring of two experienced real estate investment managers.  As of March 31, 2011, we had $8.5 billion of assets under management and an additional $0.9 billion of assets, on which we earn referral fees.

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

We also have a referral arrangement with a hedge fund manager through which we earn fees for referring clients to its investment vehicles.  Our referral fees are generally calculated as a percentage of the fees earned by the hedge fund manager, whose fees vary based on the assets under its management.

Our operating revenues are substantially influenced by changes to our assets under management and shifts in the distribution of assets under management among types of securities and investment strategies.  Our assets under management fluctuate based primarily on our investment performance (both on an absolute basis and relative to other investment advisors) and the success of our sales and marketing efforts.  A material portion of our results will be influenced by fluctuations in world financial markets. Because they comprise the largest part of our assets under management, the performance of U.S. fixed-income securities will generally have the greatest influence on our financial results.

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

During 2010, we substantially completed the reorganization of the four acquired businesses along functional lines.  The reorganization allowed us to significantly reduce our structural administrative expenses, primarily through reductions to senior management and redundant operations.  Since the acquisition of Boyd at the end of 2008, we have reduced headcount from 97 to 82 and have reduced annualized administrative expenses from approximately $25.1 million to $22.0 million.  We expect to realize the full benefit of these reductions to our structural administrative expenses in 2011 as the severance costs and other transitional costs incurred in 2010 dissipate.

Market Developments

The fixed income market performance during the three months ended March 31, 2011 was modest with the Barclay’s Aggregate Index increasing 0.4% while the equity markets showed improvement with the S&P 500 Index increasing by 5.9%.  For the twelve months ended March 31, 2011, the Barclay’s Aggregate Index gained 5.1% while the S&P 500 Index gained 15.6%.  As a result of the market returns and positive net flows, our assets under management increased by $332.5 million, or 4%, since December 31, 2010.  Relative to the prior year period, our average assets under management for the three months ended March 31, 2011 were relatively flat resulting in flat investment advisory fee revenues.

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

Assets under management of $8.5 billion at March 31, 2011 were higher than the $8.1 billion reported at December 31, 2010 due to both positive net flows and positive investment returns.   The following table presents summary activity for 2011 and 2010 periods.

	Three Months Ended		2011
	March 31,		vs.
(in millions)	2011	2010	2010

Annual Activity:
Beginning balance	$8,125.0	$8,151.4	0%

Inflows	496.6	513.1	-3%
Outflows	(267.0)	(329.7)	-19%
Net flows	229.6	183.4	25%

Market value change	102.9	163.3	-37%
Ending balance	$8,457.4	$8,498.1	0%

Average Assets Under Management (1)	$8,291.2	$8,324.8	0%
Average Fee Rate (basis points)	24.3	23.7	3%

(1)	Average assets under management are calculated based on the quarter end balances and include amounts acquired in acquisitions in the first quarter following the acquisition.

The principle factors affecting our net flows during the periods ended March 31, 2011 and 2010 include the following:

•
Multiemployer pension and welfare plans represent approximately 33% of our client base, and these plans have been faced with a challenging economic environment over the last several years due to the equity market collapse of 2008 and general business conditions that affect their contribution and withdrawal levels.  These factors have led to increased levels of outflows from our fixed income strategies throughout the last several years.  Inflows from multiemployer pension and welfare plans were approximately $87 million for the three months ended March 31, 2011 compared to approximately $120 million for the prior year period, which included the addition of a significant new real estate client.  Outflows from multiemployer pension and welfare plans moderated somewhat as outflows were approximately $62 million for the three months ended March 31, 2011 compared to $97 million for the prior year period.

•
Inflows and outflows are also significantly affected by the timing of tax receipts and disbursements for several public entity accounts that we manage.  While these flows can fluctuate significantly from period to period, they do not have a significant impact on our overall fees due to low or fixed fee rates.

•
Inflows and net flows for 2011 were positively impacted by the addition of approximately $20 million of equity assets of a mutual fund for which Clal Finance serves as investment adviser, and for which we serve as sub-adviser pursuant to a sub-advisory agreement with Clal Finance.

Market value changes reflect our investment performance. Fixed income assets comprised approximately 87% of our total assets under management at March 31, 2011. Fixed income returns as measured by the Barclay’s Aggregate Index were 0.4% for the three months ended March 31, 2011 (1.8% for the comparable 2010 period). For the three months ended March 31, 2011, approximately 90% of our fixed income assets with defined performance benchmarks outperformed their respective benchmarks.

Equity assets comprised approximately 10% of our total assets under management at March 31, 2011. Equity returns as measured by the S&P 500 Index were 5.9% for the three months ended March 31, 2011 (5.4% for the comparable 2010 period). Our equity assets generally underperformed their respective benchmarks for the three months ended March 31, 2011.

The following table presents summary breakdowns for our assets under management at March 31, 2011 and December 31, 2010.

(in millions)	March 31, 2011	December 31, 2010

By investment strategy:
Fixed income	$7,378.9	$7,137.4	3%
Equity	867.5	781.3	11%
Real estate	211.0	206.3	2%
Total	$8,457.4	$8,125.0	4%

By client type:
Institutional	$7,126.2	$6,902.8	3%
Retail	1,331.2	1,222.2	9%
Total	$8,457.4	$8,125.0	4%

By investment vehicle:
Separate accounts	$7,555.3	$7,246.9	4%
Private funds	902.1	878.1	3%
Total	$8,457.4	$8,125.0	4%

Our mix of assets under management by investment strategy was relatively unchanged as fixed income assets comprised 87% of total assets under management at March 31, 2011, compared to 88% at December 31, 2010.

Our mix of assets under management by client type was relatively unchanged as institutional accounts continue to comprise 84% of total assets under management.

Our mix of assets under management by investment vehicle was relatively unchanged as separate accounts comprised 89% of total assets under management as of March 31, 2011 compared to 89% at December 31, 2010.

From March 31, 2011 through April 30, 2011, our aggregate assets under management increased by 1% to $8,515.5 million as a result of market returns, offset in part by net outflows.

We earn referral fees on clients referred to Attalus Capital LLC (“Attalus”), a hedge fund manager with whom we have a referral arrangement.  The assets managed by Attalus under this arrangement increased from $894.4 million at December 31, 2010 to $908.5 million at March 31, 2011.  The activity related to these assets was as follows:

	For the Three Months Ended
	March 31,
(in millions)	2011	2010

Annual Activity:
Beginning balance	$894.4	$974.9	-8%
Inflows	-	5.2	0%
Outflows	-	-	0%
Market value change	14.1	12.0	0%
Ending balance	$908.5	$992.1	-8%

Average Assets Under Management	$901.5	$983.5	-8%
Average Referral Fee Rate (basis points)	17.5	24.6	-29%

The assets managed by Attalus came under significant pressure in the fourth quarter of 2010 as a result of several factors, including Attalus’ overall fee rates, the investment performance of the hedge funds managed by Attalus relative to the performance of other hedge funds, and certain changes in Attalus’ management.  The combination of these factors resulted in outflows totaling approximately $125 million (representing approximately $260,000 of annualized referral fees) during the fourth quarter of 2010.  Starting January 1, 2011, Attalus has reduced its average fee rates.  The reduction in their fees reduced our average referral rate from approximately 24.6 basis points to 17.5 points and will reduce our annualized referral fees by approximately $650,000.

Prior to completing the Company’s forecast for its 2010 year end valuation of goodwill, Attalus notified the Company that they had received further redemption requests that could be effected at the end of the first and second quarter of 2011.  This information was utilized by the Company in its year end goodwill impairment analysis.  Attalus has informed us that they have received additional redemption requests since that time.  Based on the most recent information from Attalus, the current total of redemption requests is approximately $260 million (representing approximately $380,000 of annualized referral fees) that may occur in the second, third and fourth quarters.  If all these additional redemptions occur as scheduled, they would further reduce 2011 referral fees by approximately $200,000.

Attalus investment performance improved during the first quarter of 2011 and Attalus and our client service personnel have been actively communicating with our mutual clients regarding Attalus’ investment strategies, the changes in Attalus’ management, and the reduction in Attalus’ fees in efforts to limit the redemptions.  Despite these efforts, during April 2011 Attalus informed us of further redemptions (which are included in the amounts listed above).  From ensuing discussions with the management of Attalus, we became aware of additional concerns with the relationship that may impact our marketing relationship beyond the current contractual period.  These factors caused the Company to further reduce its long term forecast of referral fee revenues and triggered a reassessment of the carrying amount of goodwill as of March 31, 2011.

Results of Operations

Consolidated Results of Operations

	Three Months Ended		2011
	March 31,		vs.
	2011	2010	2010
Operating revenues	$5,442,000	$5,550,000	0%
Operating expenses:
Administrative	5,537,000	6,306,000	-12%
Amortization of intangible assets	1,217,000	829,000	47%
Impairment of goodwill	3,500,000	-	NM
Total operating expenses	10,254,000	7,135,000	23%
Operating loss	(4,812,000)	(1,585,000)	109%
Other income and expense	375,000	315,000	19%
Net income (loss)	$(4,437,000)	$(1,270,000)	131%
Net income (loss) per share
basic	$(0.22)	$(0.06)	133%
diluted	$(0.22)	$(0.06)	133%
NM:  Not meaningful

The increase in the net loss for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 is primarily attributable to the following:

•	A decrease in operating revenues of $108,000 primarily as a result of reduced referral fees. The reduction in referral fees resulted from a reduction in fees charged by the primary manager.
•	A decrease in administrative expenses of $769,000, including $420,000 of severance costs in the 2010 period, primarily as a result of compensation reductions.
•	An increase in amortization charges of $388,000, reflecting the reduced remaining estimated life for the intangible asset related to the referral relationship.
•	An impairment charge of $3,500,000 recognized in 2011, primarily due to the long-term impact of the reductions to the referral revenue stream with respect to the Attalus relationship.

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

The following table provides a reconciliation of operating loss to the Adjusted EBITDA deficit for the periods ended March 31, 2011 and 2010.

	Three Months Ended
	March 31,
	2011	2010
Operating loss	$(4,812,000)	$(1,585,000)
Amortization of intangible assets	1,217,000	829,000
Impairment of goodwill	3,500,000	-
Depreciation expense	26,000	25,000
Share compensation expense	-	41,000
Adjusted EBITDA (deficit)	$(69,000)	$(690,000)

Our Adjusted EBITDA deficit for the three months ended March 31, 2010 includes severance costs of $420,000. Excluding severance costs, our Adjusted EBITDA deficit would have been $270,000.  The improvement primarily reflects the cost reductions, offset in part by the decrease in referral fee revenue.

Operating Revenues

Our operating revenues include investment advisory fees received for the management of assets within separate accounts and private funds.  Our operating revenues also include referral fees earned in connection with NIS’s referral arrangement with Attalus.   Operating revenues were down slightly from the prior year primarily due to the $212,000 decrease in referral fee revenue.  The changes by revenue category are more fully described below.

	Three months ended		2011
	March 31,		vs.
	2010	2009	2010
Investment advisory fees	$5,047,000	$4,943,000	2%
Referral fees	395,000	607,000	-35%
Total operating revenues	$5,442,000	$5,550,000	-2%

Our investment advisory fees increased by $104,000, or 2%, due to a modest increase in the average fee rate.

We earn referral fees in connection with NIS’s distribution agreement with Attalus.  The $212,000 decrease in referral fees is due to a 29% decrease in our average referral fees due to Attalus’ reduction in its fees and an 8% decrease in Attalus’ average assets under management.

The assets managed by Attalus came under significant pressure in the fourth quarter of 2010 as a result of several factors, including Attalus’ overall fee rates, the investment performance of the hedge funds managed by Attalus relative to the performance of other hedge funds, and certain changes in Attalus’ management.  The combination of these factors resulted in outflows totaling approximately $125 million (representing approximately $260,000 of annualized referral fees) during the fourth quarter of 2010.  Starting January 1, 2011, Attalus has reduced its average fee rates.  The reduction in their fees reduced our average referral rate from approximately 24.7 basis points to 17.5 points and will reduce our annualized referral fees by approximately $650,000.

Prior to completing the Company’s forecast for its 2010 year end valuation of goodwill, Attalus notified the Company that they had received further redemption requests that could be effected at the end of the first and second quarter of 2011.  This information was utilized by the Company in its year end goodwill impairment analysis.  Attalus has informed us that they have received additional redemption requests since that time.  Based on the most recent information from Attalus, the current total of redemption requests is approximately $260 million (representing approximately $380,000 of annualized referral fees) that may occur in the second, third and fourth quarters.  If all these additional redemptions occur as scheduled, they would further reduce 2011 referral fees by approximately $200,000.

Attalus investment performance improved during the first quarter of 2011 and Attalus and our client service personnel have been actively communicating with our mutual clients regarding Attalus’ investment strategies, the changes in Attalus’ management, and the reduction in Attalus’ fees in efforts to limit the redemptions.  Despite these efforts, during April 2011 Attalus informed us of further redemptions (which are included in the amounts listed above).  From ensuing discussions with the management of Attalus, we became aware of additional concerns with the relationship that may impact our marketing relationship beyond the current contractual period.  These factors caused the Company to further reduce its long term forecast of referral fee revenues and triggered a reassessment of the carrying amount of goodwill as of March 31, 2011.

We also receive incentive fees on an annual basis from the management of two of the private funds that invest in preferred stocks.  Because investment returns on preferred stocks can be volatile, the level of incentive fees earned can vary significantly from year to year.  These fees generally are based on a calendar year performance period and we recognize the fees at the conclusion of the performance period.  In 2010, we earned incentive fees of $689,000, which were recognized in December 2010.  Based on performance through March 31, 2011, we would have earned incentive fees of approximately $150,000.

Administrative Expenses

Administrative expenses decreased by $769,000, or 12%, in 2011.  The decrease primarily reflects a $749,000 reduction in cash compensation costs.  Other changes by expense category are more fully described below.

	Three months ended		2011
	March 31,		vs.
	2011	2010	2010
Employee compensation:
Cash compensation	$3,259,000	$4,008,000	-19%
Share-based compensation	-	41,000	NM
Total compensation	3,259,000	4,049,000	-20%
Third party distribution expense	302,000	251,000	20%
Investment management expense	415,000	446,000	-7%
Legal, audit, and other professional fees	471,000	510,000	-8%
Occupancy	277,000	327,000	-15%
Other administrative expenses	814,000	722,000	13%
Total administrative expenses	$5,537,000	$6,306,000	-12%
NM:  Not meaningful

Cash compensation includes salaries and wages, sales incentives and other cash bonuses, and other payroll related taxes and benefits.  Cash compensation decreased by $749,000, or 19%, in 2011 due to incurring $420,000 of severance costs.  Excluding severance, our cash compensation decreased by $329,000, or 9%.

Third party distribution expense represents payments made to broker-dealer networks and other outside sales commissions. The increase in 2011 reflects increased levels of business conducted through a broker-dealer network.

Investment management expense includes pricing, trading, compliance, and other investment management service costs and subadvisory service fees for outside assistance in the management of certain asset classes.

The decrease in legal, audit, and other professional fees primarily reflects reduced legal services.

Other administrative expenses include travel and other marketing related expenses, insurance expense, and other operating expenses.  The increase in other administrative expenses primarily reflects increased insurance coverage.

Amortization of Intangible Assets and Impairment of Goodwill

Amortization of intangible assets is recognized in periods following acquisitions based on the estimated useful lives of the respective assets.  The $388,000 increase in amortization expense in 2011 reflects a revision to the remaining estimated useful life of the intangible asset related to the referral fee relationship.  In reviewing the remaining estimated useful lives to these assets at December 31, 2010, we concluded that based on the recent loss of Attalus referral assets, the remaining useful life of the NIS referral relationship intangible asset should be reduced from 12 to 5 years.  As a result, we expect that the total annual amortization expense will increase by $1,524,000 for 2011.

The assets managed by Attalus came under significant pressure in the fourth quarter of 2010 as a result of several factors, including Attalus’ overall fee rates, the investment performance of the hedge funds managed by Attalus relative to the performance of other hedge funds, and certain changes in Attalus’ management.  The combination of these factors resulted in redemptions in the fourth quarter of 2010.  Starting January 1, 2011, Attalus reduced its average fee rates, which the Company estimated, with the assistance of Attalus management, would reduce the Company’s estimated referral fee revenue by 15%.

Also prior to completing our 2010 annual financial statements, Attalus informed us that they had received further redemption requests that can be effected at the end of the first and second quarters of 2011 and would impact the Company’s referral fee revenues. In preparing the Company’s forecasts for the year end evaluation of goodwill, all of the above factors were considered in estimating future referral fee revenues at approximately $2.0 million annually.

During April 2011, the Company was notified by Attalus of further redemptions and a further reduction in our referral fee rates.  From ensuing discussions with the management of Attalus, we became aware of additional concerns with the relationship that may impact our marketing relationship beyond the current contractual period.  These factors caused the Company to further reduce its long term forecast of referral fee revenues and triggered a reassessment of the carrying amount of goodwill.

In preparing the current forecasts, we have increased our estimates of potential redemptions of the Attalus assets for 2011 from approximately $200 million to $260 million and forecast continued decline in the asset base through 2015.  In addition, we have moderated our estimate of average fee rates based on an expected renewal of the referral contract at reduced terms.  The combination of these factors resulted in estimated annual referral fees of approximately $1.1 million.  All other estimates and assumptions in 2010 year end forecast were substantively unchanged.

The reduction in the long term referral revenue forecast resulted in a reduced estimate of the Company’s value and we have concluded that our goodwill balance was further impaired and recognized an impairment charge of $3,500,000.

Other Income and Expense

Other income and expense includes investment income from the investment of excess cash balances offset by interest expense that represents accretion of discounted acquisition obligations.

	Three months ended		2011
	March 31,		vs.
	2011	2010	2010
Interest income	$22,000	$88,000	-75%
Realized gains (losses) on investments	(6,000)	104,000	-106%
Income from equity investees	359,000	139,000	158%
Interest expense	-	(16,000)	NM
Total other income (expense)	$375,000	$315,000	19%

NM:  Not meaningful

We earn interest income and realize investment gains on a portfolio of debt securities managed to enhance our yield on cash not immediately needed for operations. At December 31, 2010, we had $3,354,000 invested in the portfolio of debt securities compared to $12,549,000 at December 31, 2009. During 2010, we used $5,000,000 of these funds to invest in two of our private funds and paid an additional $5,744,000 in acquisition obligations. The decrease in interest income and realized gains for 2011 reflects a reduction in the average level of assets in the portfolio.

Income from equity investees represents our share of the net income of two investments in affiliates.

Our investment in affiliates includes an investment in the Titanium TALF Opportunity Fund (the “TALF Fund”), which we organized for our clients to invest primarily in securities participating in the Term Asset-Backed Securities Loan Facility of the Federal Reserve Bank of New York. We are the managing member of the TALF Fund and serve as the investment manager for the TALF Fund for which we receive management fees. As of March 31, 2010, our investment in the TALF Fund represents approximately 11% of the net assets in the TALF Fund. Because we have an equity interest in the TALF Fund and have significant influence over the TALF Fund’s daily activities through our role as managing member and investment manager, we account for this investment using the equity method of accounting.

Our investment in affiliates also includes our investment in the Titanium Absolute Return Fund (formerly, the NIS Fixed Income Arbitrage Fund, LTD.) (the “Absolute Return Fund”). We are the managing member of the Absolute Return Fund and serve as the investment manager for the Absolute Return Fund for which we receive management fees. As of March 31, 2010, our investment in the Absolute Return Fund represents approximately 15% of the net assets in the Absolute Return Fund. Because we have an equity interest in the Absolute Return Fund and have significant influence over the Absolute Return Fund’s daily activities through our role as managing member and investment manager, we account for this investment using the equity method of accounting.

Liquidity and Capital Resources

At March 31, 2011, we had $10,387,000 of funds available consisting of $187,000 of cash and cash equivalents, $4,074,000 of securities available for sale, and $6,126,000 invested in the two private funds that we manage.  At December 31, 2010, these combined balances were $13,950,000.  The $3,563,000 reduction primarily reflects the final payment of $4,000,000 in connection with the Boyd acquisition.

	Three Months Ended March 31,
	2011	2010

Net cash provided by (used in) operating activities	$261,000	$(340,000)
Net cash used in investing activities	$(4,772,000)	$(3,486,000)

Net cash provided by operating activities was $261,000 for 2011, an increase of $601,000 compared to the net cash used in operating activities in 2010.  The improvement primarily reflects the reductions in administrative expenses.

Net cash used in investing activities in 2011 primarily reflects the use of $4,000,000 for the final payment related to the acquisition of Boyd and a net increase in invested assets.  Net cash used in investing activities in 2010 primarily reflects the use of approximately $4,000,000 for additional investments in two private funds that we manage, partially offset by a decrease in other invested assets.

In connection with the acquisitions of Wood, Sovereign, NIS and Boyd, the acquisition agreements provided for deferred fixed payments and contingent payments based on assets under management or revenues at specified future dates.  As of December 31, 2010 the only remaining deferred fixed amount was the remaining $4,000,000 obligation in connection with the Boyd acquisition.  This balance was paid January 3, 2011.

As of December 31, 2010, the only remaining deferred contingent payments that may come due are under terms of the acquisition agreement for Wood.  Under this agreement, the seller may receive additional payments should Wood achieve certain revenue and assets under management milestones through September 30, 2011.  At March 31, 2011, the remaining maximum payments are $3,000,000, of which up to 50% is payable in Titanium common stock.  Based on current estimates for assets under management and revenues, the Company estimates that approximately $835,000 will be due under the assets under management provision in 2011 and that no amount will be due under the revenue provision.

We believe our current level of cash and cash equivalents and short-term securities available for sale are sufficient to fund our ongoing operations, to fund current obligations under our completed acquisitions, to fund the expected cash portion of contingent payments due under our completed acquisitions, and to provide consideration for additional acquisitions.  We may fund future acquisitions (if any) partly through issuance of additional common stock, although we may incur bank debt as well.

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  Preparation of these statements requires us to make judgments and estimates.  Some accounting policies have a significant impact on amounts reported in these financial statements.  A summary of significant accounting policies and a description of critical accounting estimates may be found in our 2010 Form 10-K in the Notes to the Consolidated Financial Statements  and the Critical Accounting Estimates section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recent Accounting Pronouncements

There were no new accounting standards and amendments to standards that first became effective for the fiscal year beginning January 1, 2011 that had significant impact on the Company’s financial statements.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.           Controls and Procedures

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

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TITANIUM ASSET MANAGEMENT CORP.

May 18, 2011	By:	/s/ Robert Brooks
Name: Robert Brooks
Title: Chief Executive Officer (Principal Executive Officer)

May 18, 2011	By:	/s/ Jonathan Hoenecke
Name: Jonathan Hoenecke
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.