Form 10-Q
period 2011-06-30
Titanium Asset Management Corp
filed 2011-08-15
CIK 1407161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☑

At August 8, 2011, there were 20,634,232 shares of the registrant’s common stock and 612,716 shares of restricted stock outstanding.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION Item 1. Financial Statements Titanium Asset Management Corp. Condensed Consolidated Balance Sheets

	June 30, 2011	December 31, 2010
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$967,000	$4,698,000
Investments	3,765,000	3,354,000
Accounts receivable	3,535,000	4,783,000
Other current assets	786,000	1,179,000
Total current assets	9,053,000	14,014,000

Investments in affiliates	6,050,000	5,898,000
Property and equipment, net	513,000	455,000
Goodwill	21,647,000	25,147,000
Intangible assets, net	18,996,000	21,605,000
Total assets	$56,259,000	$67,119,000

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$140,000	$42,000
Acquisition payments due	-	4,000,000
Other current liabilities	2,108,000	3,539,000
Total current liabilities and total liabilities	2,248,000	7,581,000

Commitments and contingencies

Stockholders’ equity
Common stock, $0.0001 par value; 54,000,000 shares authorized; 20,634,232 shares issued and outstanding at June 30, 2011 and 20,442,232 shares issued and outstanding at December 31, 2010	2,000	2,000
Restricted common stock, $0.0001 par value; 720,000 shares authorized; 612,716 issued and outstanding at June 30, 2011 and December 31, 2010	-	-
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	-	-
Additional paid-in capital	100,971,000	100,971,000
Accumulated deficit	(46,878,000)	(41,368,000)
Other comprehensive income	(84,000)	(67,000)
Total stockholders’ equity	54,011,000	59,538,000
Total liabilities and stockholders’ equity	$56,259,000	$67,119,000

See Notes to Condensed Consolidated Financial Statements contained herein and the Notes to Consolidated Financial Statements in the Titanium Asset Management Corp. Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”).

Titanium Asset Management Corp. Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Operating revenues	$5,460,000	$5,691,000	$10,902,000	$11,242,000

Operating expenses:
Administrative	5,230,000	6,082,000	10,767,000	12,389,000
Amortization of intangible assets	1,392,000	829,000	2,609,000	1,658,000
Impairment of goodwill	-	-	3,500,000	-
Total operating expenses	6,622,000	6,911,000	16,876,000	14,047,000
Operating loss	(1,162,000)	(1,220,000)	(5,974,000)	(2,805,000)

Other income
Interest income	23,000	76,000	45,000	164,000
Gain (loss) on investments	5,000	24,000	(1,000)	127,000
Income from equity investees	61,000	304,000	420,000	444,000
Interest expense	-	-	-	(16,000)
Loss before taxes	(1,073,000)	(816,000)	(5,510,000)	(2,086,000)

Income tax benefit	-	-	-	-

Net loss	$(1,073,000)	$(816,000)	$(5,510,000)	$(2,086,000)

Earnings (loss) per share
Basic	$(0.05)	$(0.04)	$(0.27)	$(0.10)
Diluted	$(0.05)	$(0.04)	$(0.27)	$(0.10)

Weighted average number of common shares outstanding:
Basic	20,634,232	20,694,693	20,634,232	20,698,074
Diluted	20,634,232	20,694,693	20,634,232	20,698,074

See Notes to Condensed Consolidated Financial Statements contained herein and the Notes to Consolidated Financial Statements in the 2010 Form 10-K.

Titanium Asset Management Corp. Condensed Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net loss	$(1,073,000)	$(816,000)	$(5,510,000)	$(2,086,000)

Other comprehensive income items:
Unrealized losses on available for sale securities	(14,000)	-	(21,000)	(26,000)
Net (gains) losses reclassified from accumulated other comprehensive income to earnings	5,000	-	4,000	(104,000)
Income tax on other comprehensive income items	-	-	-	-
Other comprehensive income items, net of tax	(9,000)	-	(17,000)	(130,000)

Comprehensive loss	$(1,082,000)	$(816,000)	$(5,527,000)	$(2,219,000)

See Notes to Condensed Consolidated Financial Statements contained herein and the Notes to Consolidated Financial Statements in the 2010 Form 10-K.

Titanium Asset Management Corp. Consolidated Statements of Changes in Stockholders’ Equity For the Six Months ended June 30, 2011 and 2010
	Common Stock			Restricted Shares
	Shares	Shares held by TIP	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Deficit)	Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balances at January 1, 2010	20,689,478	(124,662)	$2,000	612,716	$-	$100,332,000	$(27,766,000)	$172,000	$72,740,000
Equity compensation expense	-	-	-	-	-	46,000	-	-	46,000
Forfeiture of employee share grants	-	(50,000)	-	-	-	(185,000)	-	-	(185,000)
Redemption of common stock	(22,992)	-	-	-	-	(58,000)	-	-	(58,000)
Net loss and comprehensive loss	-	-	-	-	-	-	(2,086,000)	(130,000)	(2,216,000)
Balances at June 30, 2010	20,666,486	(174,662)	$2,000	612,716	-	$100,135,000	$(29,852,000)	$42,000	$70,327,000

Balances at January 1, 2011	20,442,232	-	$2,000	612,716	$-	$100,971,000	$(41,368,000)	$(67,000)	$59,538,000
Issuance of common stock in connection with deferred stock grant	192,000	-	-	-	-	-	-	-	-
Net loss and comprehensive loss	-	-	-	-	-	-	(5,510,000)	(17,000)	(5,527,000)
Balances at June 30, 2011	20,634,232	-	$2,000	612,716	$-	$100,971,000	$(46,878,000)	$(84,000)	$54,011,000

See Notes to Condensed Consolidated Financial Statements contained herein and the Notes to Consolidated Financial Statements in the 2010 Form 10-K.

Titanium Asset Management Corp. Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
	2011	2010

Cash flows from operating activities
Net loss	$(5,510,000)	$(2,086,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	2,609,000	1,658,000
Impairment of goodwill	3,500,000	-
Depreciation	55,000	46,000
Share compensation credit	-	(139,000)
Loss (gain) on investments	1,000	(127,000)
Income from equity investees	(420,000)	(444,000)
Income distributions from equity investees	268,000	246,000
Accretion of acquisition payments	-	16,000
Changes in assets and liabilities:
Decrease in accounts receivable	1,248,000	1,136,000
Decrease in other current assets	393,000	214,000
Increase (decrease) in accounts payable	98,000	(8,000)
Decrease in other current liabilities	(1,431,000)	(870,000)
Net cash provided by (used in) operating activities	811,000	(358,000)

Cash flows from investing activities
Purchases of property and equipment	(113,000)	(6,000)
Purchases of investments	(2,962,000)	(8,874,000)
Sales and redemptions of investments	2,533,000	11,433,000
Investments in equity investees	-	(4,000,000)
Acquisitions of subsidiaries, net of cash acquired	(4,000,000)	(1,744,000)
Net cash used in investing activities	(4,542,000)	(3,191,000)

Net decrease in cash and cash equivalents	(3,731,000)	(3,549,000)

Cash and cash equivalents:
Beginning	4,698,000	4,773,000
Ending	$967,000	$1,224,000

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

Current portfolio of debt securities

	Amortized cost	Unrealized gains	Unrealized losses	Fair value

June 30, 2011	$3,764,000	$11,000	$(10,000)	$3,765,000
December 31, 2010	$3,336,000	$19,000	$(1,000)	$3,354,000

Debt securities accounted for as available-for-sale and held at June 30, 2011 mature as flows:

	Amortized cost	Fair value
Within one year	$2,535,000	$2,533,000
After one year but within five years	$1,229,000	$1,232,000

The following table provides a summary of the changes in and results of investment activities.  The specific identification method is used to determine the cost basis of investments sold and the realized gain or loss.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Proceeds from sale	$1,551,000	$4,244,000	$2,533,000	$11,433,000
Gross realized gains on sales	8,000	38,000	12,000	156,000
Gross realized losses on sales	(3,000)	(14,000)	(13,000)	(29,000)
Unrealized losses	(14,000)	-	(21,000)	(26,000)
Net gains (losses) reclassified out of accumulated other comprehensive income to earnings	(5,000)	-	(4,000)	104,000

Note 3 – Investments (continued)

Investments in Affiliates

Investments in affiliates include the Company’s investment in the Titanium TALF Opportunity Fund (the “TALF Fund”), which it organized for its clients to invest in securities participating in the Term Asset-Backed Securities Loan Facility (“TALF”) of the Federal Reserve Bank of New York.  The Company is the managing member of the TALF Fund and serves as the investment manager for the TALF Fund for which it receives management fees.  As of June 30, 2011, the Company’s investment in the TALF Fund represents approximately 11% of the total investments in the TALF Fund.  Because the Company has an equity interest in the TALF Fund and has significant influence over the TALF Fund’s daily activities through its role as managing member and investment manager, the Company accounts for this investment using the equity method of accounting.

Investments in affiliates also include the Company’s investment in the Titanium Absolute Return Fund (the “TARF Fund”), formerly the NIS Fixed Income Arbitrage Fund, LTD.  The Company is the managing member of the TARF Fund and serves as the investment manager for the TARF Fund for which it receives management fees.  As of June 30, 2011, the Company’s investment in the TARF Fund represents approximately 10% of the total investments in the TARF Fund.  Because the Company has an equity interest in the TARF Fund and has significant influence over the TARF Fund’s daily activities through its role as managing member and investment manager, the Company accounts for this investment using the equity method of accounting.

The activity related to the Company’s investment in affiliates for the six months ended June 30, 2011 and 2010 is as follows:

Investments in affiliates at January 1, 2010	$2,179,000
Additional investments	4,000,000
Equity in income of affiliates	444,000
Distributions	(246,000)
Investments in affiliates at June 30, 2010	$6,377,000

Investments in affiliates at January 1, 2011	$5,898,000
Equity in income of affiliates	420,000
Distributions	(268,000)
Investments in affiliates at June 30, 2011	$6,050,000

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

As of June 30, 2011, the only remaining deferred contingent payment is under terms of the acquisition agreement for Wood.  Under this agreement, the seller will receive an additional payment based on Wood’s assets under management at September 30, 2011.  The maximum payments is $2,000,000, of which up to 50% is payable in Titanium common stock.  Based on current estimates for assets under management, the Company estimates that approximately $725,000 will be due as of September 30, 2011.

Note 5 – Goodwill and Intangible Assets

The Company has a referral arrangement with a hedge fund manager, Attalus Capital LLC (“Attalus”), through which we earn fees for referring clients to its investment vehicles.  The Company’s referral fees are generally calculated as a percentage of the fees earned by Attalus, whose fees vary based on the assets under management.  Referral fee revenues from Attalus represented approximately 10% of the Company’s annual revenues in 2010.

The assets managed by Attalus came under significant pressure in the fourth quarter of 2010 as a result of several factors, including Attalus’ overall fee rates, the investment performance of the hedge funds managed by Attalus relative to the performance of other hedge funds, and certain changes in Attalus’ management.  The combination of these factors has resulted in redemptions that began in the fourth quarter of 2010 and have continued to date.  Starting January 1, 2011, Attalus reduced its average fee rates, which the Company estimated, with the assistance of Attalus management, would reduce the Company’s estimated referral fee revenue by 15%.

Since the fourth quarter of 2010, approximately 20% of the assets managed by Attalus for which we receive referral fees have been redeemed and there are currently pending redemptions for approximately 50% of the remaining assets on which we receive referral fees.

During April 2011, the Company was notified by Attalus of redemptions beyond those estimated in our 2010 year end goodwill assessment and a further reduction in our referral fee rates.  From ensuing discussions with the management of Attalus, management became aware of additional concerns with the relationship that may impact the Company’s marketing relationship beyond the current contractual period.  These factors caused the Company to further reduce its long term forecast of referral fee revenues and triggered a reassessment of the carrying amount of goodwill as of March 31, 2011.  In preparing updated forecasts, management increased its estimates of potential redemptions of the Attalus assets for 2011 and forecasted a continued decline in the referral fee asset base through 2015.  In addition, management moderated its estimate of average fee rates based on an expected renewal of the referral contract at reduced terms.  The combination of these factors caused management to reduce its estimates of future referral fees to approximately $1.1 million per annum from approximately $2.0 million per annum in its year end goodwill assessment.  The reduction in the forecasted long-term referral fee revenues resulted in a reduced estimate of the Company’s value and management concluded that the Company’s goodwill balance was further impaired and recognized an impairment charge of $3,500,000 in the three month period ended March 31, 2011.  The Company continues to monitor its relationship with Attalus and the potential impact on the carrying amount of goodwill.  As of June 30, 2011, the level of redemptions and the projected referral fee revenues are consistent with management’s most recent forecast that was completed as of March 31, 2011.

Based on current estimates for redemptions of Attalus referred assets, the Company concluded its estimate of the remaining useful life of the NIS referral relationship intangible asset should be further reduced to approximately 3 years.  The revision to the estimated remaining useful life will increase total annual amortization expense for 2011 to approximately $5,360,000.

Note 6 – Stockholders’ Equity

The Company’s authorized capital consists of 54,000,000 shares of common stock with a $0.0001 par value, 720,000 shares of restricted common stock with a $0.0001 par value, and 1,000,000 shares of preferred stock with a $0.0001 par value.  The restricted common stock shares carry voting rights and no rights to dividends except in the case of liquidation of the Company.  The restricted common stock shares convert on a one for one basis into shares of common stock if at any time prior to March 2, 2012 the ten-day average share price of the common stock exceeds $6.90 or if there is a change in control  (as defined in the Company’s certificate of incorporation).  If the restricted common stock has not been converted prior to that date, all of the restricted common stock will be automatically redeemed at par value.  No preferred stock had been issued at June 30, 2011.

In connection with the Company’s 2007 private placement, the Company issued 20,000,000 warrants that entitled the holder to purchase one share of common stock at $4.00 per share.  All of these warrants expired in June 2011.

As part of the private placement, the Company granted an option to Sunrise Securities Corp. to acquire 2 million units at a price of $6.60 (each unit consists of one share of common stock and one warrant to acquire one share of common stock at $4.00 per share).  Subsequent to the expiration of the warrants, the options are only exercisable for one share of common stock at an exercise price of $5.50 per share.  These options expire in June 2012.  At June 30, 2011, all of these options were outstanding.

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

Based on the continuation of cumulative losses, the Company continued to fully offset any additional deferred tax assets with additional valuation allowances during the six months ended June 30, 2011.

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

The computation of basic and diluted EPS is as follows:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Basic EPS:
Net loss	$(1,073,000)	$(816,000)	$(5,510,000)	$(2,086,000)

Weighted average shares of common stock outstanding	20,634,232	20,502,693	20,634,232	20,506,074
Shares of common stock to be issued in Boyd acquisition	-	192,000	-	192,000
Basic weighted average shares of common stock outstanding	20,634,232	20,694,693	20,634,232	20,698,074

Basic EPS	$(0.05)	$(0.04)	$(0.27)	$(0.10)

Diluted EPS:
Net loss	$(1,073,000)	$(816,000)	$(5,510,000)	$(2,086,000)

Basic weighted average shares of common stock outstanding	20,634,232	20,694,693	20,634,232	20,698,074
Shares of common stock under compensatory common stock grants	-	4,796	-	5,057
Diluted weighted average shares of common stock outstanding	20,634,232	20,699,488	20,634,232	20,703,131

Diluted EPS	$(0.05)	$(0.04)	$(0.27)	$(0.10)

The diluted weighted average shares amount for the three and six month periods ended June 30, 2011 and 2010 are provided for informational purposes, as the net loss for these periods causes basic earnings per share to be the most dilutive.

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

The Company measures the following assets at fair values on a recurring basis:

	Category used for Fair Values
	Level 1	Level 2	Level 3

Assets at June 30, 2011
Cash and cash equivalents	$967,000	$-	$-
Current securities available for sale – Debt securities	-	3,765,000	-
	$967,000	$3,765,000	$-

Assets at December 31, 2010
Cash and cash equivalents	$4,698,000	$-	$-
Current securities available for sale – Debt securities	-	3,354,000	-
	$4,698,000	$3,354,000	$-

Note 10 – Contingencies

The Company’s subsidiary, Sovereign, received a letter dated July 16, 2010 from a former client demanding that Sovereign compensate it for losses related to allegedly unsuitable investments in approximately $30 million of various auction rate securities purchased on its behalf by Sovereign.  The former client has filed a claim against the underwriters for the purchased securities, but has not to this point brought a claim against Sovereign.  In the interim, the Company has entered into a tolling agreement with the former client.  At this preliminary stage, the Company cannot determine the potential liability of the Company or the likelihood of an unfavorable outcome.  In any event, management believes the claims are without merit and will vigorously defend against them, and believes the claim would be covered by insurance (up to $20 million), subject to the payment of deductible amounts by the Company.

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

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including particularly the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by and information currently available to the management of Titanium Asset Management Corp., a Delaware corporation (referred to as “we,” “our” or the “Company,” and, unless the context indicates otherwise, includes our wholly owned asset management subsidiaries, Wood Asset Management, Inc. (“Wood”), Sovereign Holdings LLC (“Sovereign”), National Investment Services, Inc. (“NIS”) and Boyd Watterson Asset Management, LLC (“Boyd”).  We refer to Wood, Sovereign, NIS and Boyd collectively as our subsidiaries.  The outcome of the events described in these forward-looking statements is subject to risks and uncertainties.  Actual results and the outcome or timing of certain events may differ significantly from those projected in these forward-looking statements due to market fluctuations that alter our assets under management, including the current disruption in the capital and credit markets which is creating significant volatility in the equity and fixed income markets, and could exacerbate any decline in our assets under managemen;, termination of investment advisory agreements; loss of key personnel; loss of third-party distribution services; impairment of goodwill and other intangible assets; our inability to compete; market pressure on investment advisory fees; problems experienced in the acquisition or integration of target businesses; changes in law, regulation or tax rates; ineffective management of risk; inadequacy of insurance; changes in interest rates, equity prices, liquidity of global markets and international and regional political conditions; terrorism; changes in monetary and fiscal policy, investor sentiment and availability and cost of capital; technological changes and events; outcome of legal proceedings; changes in currency values, inflation and credit ratings; failure of our systems to properly operate; actions taken by Clal Finance Ltd., (“Clal”), as our significant stockholder; factors listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”); and other factors listed in this Quarterly Report on Form 10-Q and from time to time in our other filings with the Securities and Exchange Commission (“SEC”).  For this purpose, statements relating to integrating the operational, administrative and sales activities of our subsidiaries, earning of incentive fees, amount of future assets under management, acquisitions of additional asset management firms and payment therefor, payment of deferred consideration for the purchase of our subsidiaries and anticipated levels of future revenues, expenses or earnings, among other things; any statements using the terms “aim,” “anticipate,” “appear,” “based on,” “believe,” “can,” “continue,” “could,” “are emerging,” “estimate,” “expect,” “expectation,” “intend,” “may,” “ongoing,” “plan,” “possible” “potential, “predict,” “project,” “should” and “would” or similar words or phrases, or the negatives of those words or phrases; or discussions of strategy, plans, objectives or goals, may identify forward-looking statements that involve risks, uncertainties and other factors that could cause our actual results, financial condition and the outcome and timing of certain events to differ materially from those projected or management’s current expectations.  By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise.

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

Through our acquisitions, we have assembled a group of investment managers with solid long-term track records to serve as our core asset management business.  Through these investment managers, we have expertise in both fixed-income and equity investment strategies and have a client base that extends from individuals to a range of institutional investors, as well as sub-advisory and referral arrangements with a variety of broker-dealers.  During 2009, we extended our business to include real estate investment advisory services through the hiring of two experienced real estate investment managers.  As of June 30, 2011, we had $8.4 billion of assets under management and an additional $0.8 billion of assets, on which we earn referral fees.

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

During 2010, we substantially completed the reorganization of the four acquired businesses along functional lines.  The reorganization allowed us to significantly reduce our structural administrative expenses, primarily through reductions to senior management and redundant operations.  Since the acquisition of Boyd at the end of 2008, we have reduced headcount from 97 to 78 and have reduced annualized administrative expenses from approximately $25.1 million to $20.9 million.  We expect to realize the full benefit of these reductions to our structural administrative expenses in 2011 as the severance costs and other transitional costs incurred in 2010 dissipate.

Market Developments

The fixed income market performance during the three months ended June 30, 2011 was modest with the Barclay’s Aggregate Index increasing 0.4% while the equity markets showed improvement with the S&P 500 Index increasing by 5.9%.  For the twelve months ended June 30, 2011, the Barclay’s Aggregate Index gained 5.1% while the S&P 500 Index gained 15.6%.  As a result of the market returns and positive net flows, our assets under management increased by $277.5 million, or 3%, since December 31, 2010.  Relative to the prior year period, our average assets under management for the three months ended June 30, 2011 were relatively flat resulting in modestly higher investment advisory fee revenues.

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

Assets under management of $8.4 billion at June 30, 2011 were higher than the $8.1 billion reported at December 31, 2010 due to both positive net flows and positive investment returns.   The following table presents summary activity for 2011 and 2010 periods.

	Three Months Ended		2011	Six Months Ended		2011
	June 30,		vs.	June 30,		vs.
(in millions)	2011	2010	2010	2011	2010	2010

Periodic Activity:
Beginning balance	$8,457.4	$8,498.1	0%	$8,125.0	$8,151.4	0%

Inflows	373.5	320.6	17%	870.1	833.7	4%
Outflows (1)	(550.6)	(462.0)	19%	(817.7)	(791.7)	3%
Net flows	(177.1)	(141.4)	25%	52.4	42.0	25%

Market value change	122.2	59.1	107%	225.1	222.4	1%
Ending balance	$8,402.5	$8,415.8	0%	$8,402.5	$8,415.8	0%

Average Assets Under Management (2)	$8,430.0	$8,457.0	0%	$8,328.3	$8,390.8	-1%
Average Fee Rate (basis points)	24.3	24.0	1%	24.4	23.9	2%

(1)	Outflows for the three and six month periods ended June 30, 2010 include the elimination of approximately $100 million of advisory-only accounts whose fees are not asset-based.

 (2)         Average assets under management are calculated based on the quarter-end balances.

The principle factors affecting our net flows during the periods ended June 30, 2011 and 2010 include the following:

•
Net flows for the 2011 period were negatively impacted by the loss of several equity accounts managed under a quantitative strategy.  These accounts totaled approximately $125 million and represented substantially all the accounts managed under this strategy.  The loss of these accounts is not expected to have a significant impact on profitability as they were subject to a significant revenue sharing arrangement with the portfolio manager.

•
Multiemployer pension and welfare plans represent approximately 33% of our client base, and these plans have been faced with a challenging economic environment over the last several years due to the equity market collapse of 2008 and general business conditions that affect their contribution and withdrawal levels.  These factors have led to increased levels of outflows from our fixed income strategies throughout the last several years.  Net outflows from multiemployer pension and welfare plans were approximately $26 million for the three months ended June 30, 2011 compared to approximately $46 million for the prior year period. For the six month year-to-date periods, net outflows were approximately $3 million in 2011, compared to net inflows of approximately $16 million in 2010, which included the addition of a significant new real estate client.

•
Inflows and outflows are also significantly affected by the timing of tax receipts and disbursements for several public entity accounts that we manage.  While these flows can fluctuate significantly from period to period, they do not have a significant impact on our overall fees due to low or fixed fee rates.

•
Net flows for six months ended June 30, 2011 were positively impacted by the addition of approximately $20 million of equity assets of a mutual fund for which Clal Finance serves as investment adviser, and for which we serve as sub-adviser pursuant to a sub-advisory agreement with Clal Finance.

Market value changes reflect our investment performance. Fixed income assets comprised approximately 89% of our total assets under management at June 30, 2011. Fixed income returns as measured by the Barclay’s Aggregate Index were 2.3% for the three months ended June 30, 2011 and 2.7% for the year-to-date period ended June 30, 2011 (for the comparable 2010 periods the returns were 1.8% and 5.3%, respectively). For the six months ended June 30, 2010, approximately 80% of our fixed income assets with defined performance benchmarks outperformed their respective benchmarks.

Equity assets comprised approximately 9% of our total assets under management at June 30, 2011. Equity returns as measured by the S&P 500 Index were 0.1% for the three months ended June 30, 2011 and 6.0% for the year-to-date period ended (for the comparable 2010 periods the returns were (11.4%) and (6.7%), respectively). Our equity assets generally underperformed their respective benchmarks for the six months ended June 30, 2011.

The following table presents summary breakdowns for our assets under management at June 30, 2011 and December 31, 2010.

	June 30,	% of	December 31,	% of
(in millions)	2011	total	2010	total

By investment strategy:
Fixed income	$7,476.5	89%	$7,137.4	88%
Equity	719.3	9%	781.3	10%
Real estate	206.7	2%	206.3	2%
Total	$8,402.5	100%	$8,125.0	100%

By client type:
Institutional	$7,175.8	85%	$6,902.8	85%
Retail	1,226.7	15%	1,222.2	15%
Total	$8,402.5	100%	$8,125.0	100%

By investment vehicle:
Separate accounts	$7,537.7	90%	$7,246.9	89%
Private funds	864.8	10%	878.1	11%
Total	$8,402.5	100%	$8,125.0	100%

Our mix of assets under management by investment strategy was relatively unchanged as fixed income assets comprised 89% of total assets under management at June 30, 2011, compared to 88% at December 31, 2010.

Our mix of assets under management by client type was relatively unchanged as institutional accounts continue to comprise 85% of total assets under management.

Our mix of assets under management by investment vehicle was relatively unchanged as separate accounts comprised 90% of total assets under management as of June 30, 2011 compared to 89% at December 31, 2010.
From June 30, 2011 through July 31, 2011, our aggregate assets under management increased by 2% to $8.6 billion as a result of significant net inflows and positive fixed income market returns.

We earn referral fees on clients referred to Attalus Capital LLC (“Attalus”), a hedge fund manager with whom we have a referral arrangement.  The assets managed by Attalus under this arrangement decreased from $894.4 million at December 31, 2010 to $814.7 million at June 30, 2011 primarily due to client redemptions.  The activity related to these assets was as follows:

	For the Three Months Ended June 30,		2011 vs. 2010	For the Six Months Ended June 30,		2011 vs. 2010
(in millions)	2011	2010		2011	2010

Periodic Activity:
Beginning balance	$908.5	$992.1	-8%	$894.4	$974.9	-8%
Inflows	8.2	18.4	-55%	8.2	23.6	-65%
Outflows	(83.5)	-	NM	(83.5)	-	NM
Market value change	(18.5)	(54.9)	-66%	(4.4)	(42.9)	-90%
Ending balance	$814.7	$955.6	-15%	$814.7	$955.6	-15%

Average Assets Under Management	$861.6	$973.8	-12%	$872.5	$978.7	-11%
Average Referral Fee Rate (basis points)	16.1	25.3	-36%	17.0	25.0	-32%
NM:  Not meaningful

The assets managed by Attalus came under significant pressure in the fourth quarter of 2010 as a result of several factors, including Attalus’ overall fee rates, the investment performance of the hedge funds managed by Attalus relative to the performance of other hedge funds, and certain changes in Attalus’ management.  Starting January 1, 2011, Attalus reduced its average fee rates.  The reduction in their fees reduced our average referral rate from approximately 24.6 basis points to 17.0 points and will reduce our annualized referral fees by approximately $650,000.

Since the fourth quarter of 2010, the outflows from redemptions have totaled approximately $200 million (representing approximately $350,000 of annualized referral fees).  Based on the most recent information from Attalus, current pending redemption requests total approximately $400 million (representing approximately $580,000 of annualized referral fees) that may occur in the third and fourth quarters.  If all these pending redemptions occur as scheduled, they would further reduce referral fees over the second half of 2011 by approximately $170,000.

Attalus and our client service personnel have been actively communicating with our mutual clients regarding Attalus’ investment strategies, the changes in Attalus’ management, and the reduction in Attalus’ fees in efforts to limit the redemptions.  During the first half of 2011, Attalus’ relative investment performance has improved.

Results of Operations

Consolidated Results of Operations

	Three Months Ended		2011	Six Months Ended		2011
	June 30,		vs.	June 30,		vs.
	2011	2010	2010	2011	2010	2010
Operating revenues	$5,460,000	$5,691,000	-4%	$10,902,000	$11,242,000	-3%
Operating expenses:
Administrative	5,230,000	6,082,000	-14%	10,767,000	12,389,000	-13%
Amortization of intangible assets	1,392,000	829,000	68%	2,609,000	1,658,000	57%
Impairment of goodwill	-	-	NM	3,500,000	-	NM
Total operating expenses	6,622,000	6,911,000	-4%	16,876,000	14,047,000	20%
Operating loss	(1,162,000)	(1,220,000)	-5%	(5,974,000)	(2,805,000)	113%
Other income and expense	89,000	404,000	-78%	464,000	719,000	-35%
Net income (loss)	$(1,073,000)	$(816,000)	31%	$(5,510,000)	$(2,086,000)	164%
Net income (loss) per share
basic	$(0.05)	$(0.04)	25%	$(0.27)	$(0.10)	170%
diluted	$(0.05)	$(0.04)	25%	$(0.27)	$(0.10)	170%
NM:  Not meaningful

The increase in the net loss for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 is primarily attributable to the following:

•
A decrease in operating revenues of $231,000 primarily as a result of reduced referral fees.  The reduction in referral fees reflects both a reduction in assets under management under the referral arrangement and a reduction in fees charged by the hedge fund manager.

•	A decrease in administrative expenses of $852,000, including $393,000 of severance costs in the 2010 period. The other reductions reflect cost savings in substantially all expense categories.

•	An increase in amortization charges of $563,000, reflecting the reduced remaining estimated life for the referral relationship intangible asset.

•	A decrease in other income primarily as a result of reduced levels of invested assets and lower returns on our investments in two managed funds.

The increase in the net loss for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 is primarily attributable to the following:

•
A decrease in operating revenues of $340,000 primarily as a result of reduced referral fees.  The reduction in referral fees reflects both a reduction in assets under management under the referral arrangement and a reduction in fees charged by the hedge fund manager.

•	A decrease in administrative expenses of $1,622,000, including $813,000 of severance costs in the 2010 period. The other reductions reflect cost savings in substantially all expense categories.

•	An increase in amortization charges of $951,000, reflecting the reduced remaining estimated life for the referral relationship intangible asset.

•	An impairment charge of $3,500,000 recognized in 2011, primarily due to the long-term impact of the reductions to the referral revenue stream with respect to the Attalus relationship.

•	A decrease in other income primarily as a result of reduced levels of invested assets.

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

The following table provides a reconciliation of operating loss to the Adjusted EBITDA deficit for the periods ended June 30, 2011 and 2010.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Operating loss	$(1,162,000)	$(1,220,000)	$(5,974,000)	$(2,805,000)
Amortization of intangible assets	1,392,000	829,000	2,609,000	1,658,000
Impairment of goodwill	-	-	3,500,000	-
Depreciation expense	29,000	23,000	55,000	46,000
Share compensation credit	-	(181,000)	-	(139,000)
Adjusted EBITDA (deficit)	$259,000	$(549,000)	$190,000	$(1,240,000)

Adjusted EBITDA deficit for the three months ended June 30, 2010 includes severance costs of $393,000. Excluding severance costs, our Adjusted EBITDA deficit would have been $156,000 for the three months ended June 30, 2010.  Adjusted EBITDA deficit for the six months ended June 30, 2010 includes severance costs of $813,000.  Excluding severance costs, our Adjusted EBITDA deficit would have been $427,000 for the six months ended June 30, 2010.  The improvement to EBITDA in the 2011 periods primarily reflects the cost reductions, offset in part by the decrease in referral fee revenue.

Operating Revenues

Our operating revenues include investment advisory fees received for the management of assets within separate accounts and private funds.  Our operating revenues also include referral fees earned in connection with NIS’s referral arrangement with Attalus.   Operating revenues decreased by $231,000, or 4%, in the three months ended June 30, 2011 and by $340,000, or 5%, for the six months ended June 30, 2011 primarily due to decreases in referral fee revenue.  The changes by revenue category are more fully described below.

	Three months ended		2011	Six months ended		2011
	June 30,		vs.	June 30,		vs.
	2011	2010	2010	2011	2010	2010
Investment advisory fees	$5,113,000	$5,076,000	1%	$10,160,000	$10,020,000	1%
Referral fees	347,000	615,000	-44%	742,000	1,222,000	-39%
Total operating revenues	$5,460,000	$5,691,000	-4%	$10,902,000	$11,242,000	-5%

For the three month periods, our investment advisory fees increased by $37,000, or 1%, due to a modest increase in the average fee rate.  For the six month periods, our investment advisory fees increased by $140,000, or 1%, due to a modest increase in the average fee rate.

The $268,000 decrease in referral fees for the three months ended June 30, 2011 reflects both a 36% decrease in our average referral fees due to Attalus’ reduction in its fees and a 12% decrease in Attalus’ average assets under management.  The $480,000 decrease in referral fees for the six months ended June 30, 2011 reflects both a 32% decrease in our average referral fees due to Attalus’ reduction in its fees and a 11% decrease in Attalus’ average assets under management.

Since the fourth quarter of 2010, the outflows from redemptions have totaled approximately $200 million (representing approximately $350,000 of annualized referral fees).  Based on the most recent information from Attalus, current pending redemption requests total approximately $400 million (representing approximately $580,000 of annualized referral fees) that may occur in the third and fourth quarters.  If all these additional redemptions occur as scheduled, they would further reduce referral fees over the second half of 2011 by approximately $170,000.

Attalus and our client service personnel have been actively communicating with our mutual clients regarding Attalus’ investment strategies, the changes in Attalus’ management, and the reduction in Attalus’ fees in efforts to limit the redemptions.  During the first half of 2011, Attalus’ relative investment performance has improved.

We also receive incentive fees on an annual basis from the management of two of the private funds that invest in preferred stocks.  Because investment returns on preferred stocks can be volatile, the level of incentive fees earned can vary significantly from year to year.  These fees generally are based on a calendar year performance period and we recognize the fees at the conclusion of the performance period.  In 2010, we earned incentive fees of $689,000, which were recognized in December 2010.  Based on performance through June 30, 2011, we would have earned incentive fees of approximately $250,000.

Administrative Expenses

Administrative expenses for the three month period ended June 30, 2011 decreased by $852,000, or 14%, compared to the 2010 period.  The decrease reflects the elimination of $393,000 of severance costs incurred in 2010 and reductions in substantially all expense categories.  Administrative expenses for the six month period ended June 30, 2011 decreased by $1,622,000, or 13% compared to the 2010 period.  The decrease reflects the elimination of $813,000 of severance costs incurred in 2010 and reductions in several other expense categories including ongoing compensation.  The changes by expense category are more fully described below.

	Three months ended		2011	Six months ended		2011
	June 30,		vs.	June 30,		vs.
	2011	2010	2010	2011	2010	2010
Employee compensation:
Cash compensation	$3,056,000	$3,705,000	-18%	$6,315,000	$7,713,000	-18%
Share-based compensation	-	(181,000)	NM	-	(139,000)	NM
Total compensation	3,056,000	3,524,000	-13%	6,315,000	7,574,000	-17%
Third party distribution expense	336,000	360,000	-7%	638,000	610,000	5%
Investment management expense	384,000	511,000	-25%	799,000	957,000	-17%
Legal, audit, and other professional fees	280,000	479,000	-42%	751,000	989,000	-24%
Occupancy	272,000	332,000	-18%	549,000	659,000	-17%
Other administrative expenses	902,000	876,000	3%	1,715,000	1,600,000	7%
Total administrative expenses	$5,230,000	$6,082,000	-14%	$10,767,000	$12,389,000	-13%
NM:  Not meaningful

Cash compensation includes salaries and wages, sales incentives and other cash bonuses, and other payroll related taxes and benefits.  For the three months ended June 30, 2011, cash compensation decreased by $649,000, or 18%, in 2011 due, in part, to incurring $393,000 of severance costs in 2010.  Excluding severance, our cash compensation decreased by $256,000, or 8%.  For the six months ended June 30, 2011, cash compensation decreased by $1,398,000, or 18%, in 2011 due, in part, to incurring $813,000 of severance costs in 2010.  Excluding severance costs, our cash compensation decreased by $585,000, or 9%.  The other reductions to cash compensation reflect reduced headcounts and reduced benefit plan provisions.

The credit for share-based compensation in the three and six month periods ended June 30, 2010 reflects the forfeiture of a share grant and the reversal of previously recognized compensation expense.  There are no remaining outstanding stock awards.

Third party distribution expense represents payments made to broker-dealer networks and other outside sales commissions.

Investment management expense includes pricing, trading, compliance, and other investment management service costs and subadvisory service fees for outside assistance in the management of certain asset classes.  The decreases reflect lower carried fund expenses and lower service costs resulting from integration activities.

The decreases in legal, audit, and other professional fees primarily reflects reduced legal and audit services.

Other administrative expenses include travel and other marketing related expenses, insurance expense, and other operating expenses.  The increase in other administrative expenses primarily reflects increased insurance coverage.

Amortization of Intangible Assets and Impairment of Goodwill

Amortization of intangible assets is recognized in periods following acquisitions based on the estimated useful lives of the respective assets.  For the three month period ended June 30, 2011, amortization expense increased by $563,000 and for the six months ended June 30, 2011, amortization expense increased by $951,000.  The increase in amortization expense in 2011 reflects revisions to the remaining estimated useful life of the intangible asset related to the referral fee relationship based on the recent increased levels of redemptions.  Based on the most recent redemptions Attalus referral assets, we concluded that our estimate of the remaining useful life of the NIS referral relationship intangible asset should be further reduced to approximately 3 years.  As a result, we expect that the total annual amortization expense for 2011 will increase to approximately $5,360,000.

The assets managed by Attalus came under significant pressure in the fourth quarter of 2010 as a result of several factors, including Attalus’ overall fee rates, the investment performance of the hedge funds managed by Attalus relative to the performance of other hedge funds, and certain changes in Attalus’ management.  The combination of these factors has resulted in redemptions that began in the fourth quarter of 2010 and have continued to date.  Starting January 1, 2011, Attalus reduced its average fee rates, which we estimated, with the assistance of Attalus management, would reduce our estimated referral fee revenue by 15%.

Since the fourth quarter of 2010, approximately 20% of the assets managed by Attalus for which we receive referral fees have been redeemed and there are currently pending redemptions for approximately 50% of the remaining assets on which we receive referral fees.

During April 2011, we were notified by Attalus of redemptions beyond those estimated in our 2010 year end goodwill assessment and a further reduction in our referral fee rates.  From ensuing discussions with the management of Attalus, we became aware of additional concerns with the relationship that may impact our marketing relationship beyond the current contractual period.  These factors caused us to further reduce our long term forecast of referral fee revenues and triggered a reassessment of the carrying amount of goodwill as of March 31, 2011.  In preparing updated forecasts, we increased our estimates of potential redemptions of the Attalus assets for 2011 and forecasted a continued decline in the referral fee asset base through 2015.  In addition, we moderated our estimate of average fee rates based on an expected renewal of the referral contract at reduced terms.  The combination of these factors caused us to reduce our estimates of future referral fees to approximately $1.1 million per annum from approximately $2.0 million per annum in our year end goodwill assessment.  The reduction in the forecasted long-term referral fee revenues resulted in a reduced estimate of our value and we concluded that our goodwill balance was further impaired and recognized an impairment charge of $3,500,000 in the three month period ended March 31, 2011.  We continue to monitor our relationship with Attalus and the potential impact on the carrying amount of goodwill.  As of June 30, 2011, the level of redemptions and the projected referral fee revenues are consistent with our most recent forecast that was completed as of March 31, 2011.

Other Income and Expense

Other income and expense includes investment income from the investment of excess cash balances offset by interest expense that represents accretion of discounted acquisition obligations.

	Three months ended		2011	Six months ended		2011
	June 30,		vs.	June 30,		vs.
	2011	2010	2010	2011	2010	2010
Interest income	$23,000	$76,000	-70%	$45,000	$164,000	-73%
Realized gains (losses) on investments	5,000	24,000	-80%	(1,000)	127,000	NM
Income from equity investees	61,000	304,000	-80%	420,000	444,000	- 5%
Interest expense	-	-	NM	-	(16,000)	NM
Total other income (expense)	$89,000	$404,000	-78%	$464,000	$719,000	-35%

NM:  Not meaningful

We earn interest income and realize investment gains on a portfolio of debt securities managed to enhance our yield on cash not immediately needed for operations.  The decrease in interest income and realized gains for 2011 reflects a reduction in the average level of assets in the portfolio.  The average level of assets invested in the portfolio has decreased due to the use of $5,000,000 in 2010 to invest in two of our private funds, to pay $5,744,000 in acquisition obligations during 2010, and to pay $4,000,000 in acquisition obligations in 2011.

Income from equity investees represents our share of the net income of two investments in affiliates.

Our investment in affiliates includes an investment in the Titanium TALF Opportunity Fund (the “TALF Fund”), which we organized for our clients to invest primarily in securities participating in the Term Asset-Backed Securities Loan Facility of the Federal Reserve Bank of New York. We are the managing member of the TALF Fund and serve as the investment manager for the TALF Fund for which we receive management fees. As of June 30, 2011, our investment in the TALF Fund represents approximately 11% of the net assets in the TALF Fund. Because we have an equity interest in the TALF Fund and have significant influence over the TALF Fund’s daily activities through our role as managing member and investment manager, we account for this investment using the equity method of accounting.
Our investment in affiliates also includes our investment in the Titanium Absolute Return Fund (formerly, the NIS Fixed Income Arbitrage Fund, LTD.) (the “Absolute Return Fund”). We are the managing member of the Absolute Return Fund and serve as the investment manager for the Absolute Return Fund for which we receive management fees. As of June 30, 2011, our investment in the Absolute Return Fund represents approximately 10% of the net assets in the Absolute Return Fund. Because we have an equity interest in the Absolute Return Fund and have significant influence over the Absolute Return Fund’s daily activities through our role as managing member and investment manager, we account for this investment using the equity method of accounting.

Liquidity and Capital Resources

At June 30, 2011, we had $10,782,000 of funds available consisting of $967,000 of cash and cash equivalents, $3,765,000 of securities available for sale, and $6,050,000 invested in the two private funds that we manage.  At December 31, 2010, these combined balances were $13,950,000.  The $3,168,000 reduction primarily reflects the final payment of $4,000,000 in connection with the Boyd acquisition, offset in part by cash generated from operations.

	Six Months Ended
	June 30,
	2011	2010

Net cash provided by (used in) operating activities	$811,000	$(358,000)
Net cash used in investing activities	$(4,542,000)	$(3,191,000)

Net cash provided by operating activities was $811,000 for 2011, an increase of $1,169,000 compared to the net cash used in operating activities in 2010.  The improvement primarily reflects the reductions in administrative expenses.

Net cash used in investing activities in 2011 primarily reflects the use of $4,000,000 for the final payment related to the acquisition of Boyd and a $429,000 net increase in invested assets.  Net cash used in investing activities in 2010 primarily reflects the use of $4,000,000 for additional investments in two private funds that we manage and payments of $1,744,000 for the final payment of acquisition obligations related to our acquisitions of NIS and Sovereign, partially offset by a $2,559,000 net decrease in other invested assets.

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

As of June 30, 2011, the only remaining deferred contingent payment is under terms of the acquisition agreement for Wood.  Under this agreement, the seller will receive an additional payment based on Wood’s assets under management at September 30, 2011.  The maximum payment is $2,000,000, of which up to 50% is payable in Titanium common stock.  Based on current estimates for assets under management, the Company estimates that approximately $725,000 will be due as of September 30, 2011.

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

Changes in internal control over financial reporting.  There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.                      OTHER INFORMATION

Item 1.                      Legal Proceedings

For information regarding legal proceedings related to the Company, see Note 10 – Contingencies.

Item 1A.                      Risk Factors

Not applicable.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                      Defaults Upon Senior Securities

None.

Item 4.                      (Removed and Reserved)

Not applicable.

Item 5.                      Other Information

None.

Item 6.                      Exhibits

Exhibit Number	Description
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*   Furnished with this quarterly report on Form 10-Q are the following documents formatted in XBRL (Extensible  Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) the Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2011 and 2010, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 2011 and 2010 (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the six month periods ended June 30, 2011 and 2010, (v) the Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2011 and 2010, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TITANIUM ASSET MANAGEMENT CORP.

August 12, 2011	By: /s/ Robert Brooks
Name: Robert Brooks
Title: Chief Executive Officer (Principal Executive Officer)

August 12, 2011	By: /s/ Jonathan Hoenecke
Name: Jonathan Hoenecke
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*   Furnished with this quarterly report on Form 10-Q are the following documents formatted in XBRL (Extensible  Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010, (ii) the Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2011 and 2010, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three and six month periods ended June 30, 2011 and 2010 (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the six month periods ended June 30, 2011 and 2010, (v) the Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2011 and 2010, and (vi) Notes to Condensed Consolidated Financial Statements.