Form 10-K
period 2011-12-31
Titanium Asset Management Corp
filed 2012-03-12
CIK 1407161

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2011, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of the Registrant’s common stock held by non-affiliates of the Registrant (based upon the closing mid-market price of such shares on AIM) was approximately $5,000,000. Shares of the Registrant’s common stock held by the Registrant’s executive officers and directors and by each entity that owns 5% or more of the Registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. (The aggregate market value excludes restricted stock for which there is no market.)

At February 29, 2012, there were 20,634,232 shares of the Registrant’s common stock and 612,716 shares of restricted stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Compnay’s Proxy Statement for the 2012 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after year end, are incorporated by reference from the definitive Proxy Statement into Part III of this Annual Report on Form 10-K.

TABLE OF CONTENTS

		Page
	PART 1

ITEM 1.	BUSINESS	1

ITEM 1A.	RISK FACTORS	9

ITEM 1B.	UNRESOLVED STAFF COMMENTS	18

ITEM 2.	PROPERTIES	18

ITEM 3	LEGAL PROCEEDINGS	18

ITEM 4.	MINE SAFTEY DISCLOSURES	19

	EXECUTIVE OFFICERS OF THE REGISTRANT	20

	PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
	MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	21

ITEM 6.	SELECTED FINANCIAL DATA	21

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
	AND RESULTS OF OPERATIONS	22

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	37

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	38

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
	ACCOUNTING AND FINANCIAL DISCLOSURE	58

ITEM 9A.	CONTROLS AND PROCEDURES	58

ITEM 9B.	OTHER INFORMATION	58

	PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	59

ITEM 11.	EXECUTIVE COMPENSATION	59

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
	MANAGEMENT AND RELATED STOCKHOLDER MATTERS	59

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
	DIRECTOR INDEPENDENCE	60

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	60

	PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	61

This Annual Report on Form 10-K, including, particularly, the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by and information currently available to the management of Titanium Asset Management Corp., a Delaware corporation (referred to as “we,” “our” or the “Company,” and, unless the context indicates otherwise, includes our wholly owned asset management subsidiaries, Wood Asset Management, Inc. (referred to as Wood), Sovereign Holdings, LLC (referred to as Sovereign), National Investment Services, Inc. (referred to as NIS), and Boyd Watterson Asset Management, LLC (referred to as Boyd). We refer to Wood, Sovereign, NIS and Boyd collectively as our subsidiaries or managers. The outcome of the events described in these forward-looking statements is subject to risks and uncertainties. Actual results and the outcome or timing of certain events may differ significantly from those projected in these forward-looking statements due to, among other things, the items described in Item 1A of this Annual Report on Form 10-K and the following items: market fluctuations that alter our assets under management; termination of investment advisory agreements; loss of key personnel; loss of third-party distribution services; impairment of goodwill and other intangible assets; our inability to compete; market pressure on investment advisory fees; problems experienced in the acquisition or integration of target businesses; changes in law, regulation or tax rates; ineffective management of risk; inadequacy of insurance; changes in interest rates, equity prices, liquidity of global markets and international and regional political conditions; terrorism; changes in monetary and fiscal policy, investor sentiment and availability and cost of capital; technological changes and events; outcome of legal proceedings; changes in currency values, inflation and credit ratings; failure of our systems to properly operate; actions taken by Clal Finance Ltd. (referred to as Clal), as our significant stockholder; and other factors listed in this Annual Report on Form 10-K and from time to time in our other filings with the Securities and Exchange Commission (referred to as the Commission). For this purpose, statements relating to integrating the operational, administrative and sales activities of our subsidiaries, earning of incentive fees, amount of future assets under management, acquisitions of additional asset management firms and payment therefor, and anticipated levels of future revenues, expenses or earnings, among other things; any statements using the terms “aim,” “anticipate,” “appear,” “based on,” “believe,” “can,” “continue,” “could,” “are emerging,” “estimate,” “expect,” “expectation,” “intend,” “may,” “ongoing,” “plan,” “possible,” “potential, “predict,” “project,” “should” and “would” or similar words or phrases, or the negatives of those words or phrases; or discussions of strategy, plans, objectives or goals, may identify forward-looking statements that involve risks, uncertainties and other factors that could cause our actual results, financial condition and the outcome and timing of certain events to differ materially from those projected or management’s current expectations. By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise.

PART I

ITEM 1.	BUSINESS

General

Our principal business is providing investment advisory services to institutional and retail clients. Through four acquisitions, we have assembled a group of investment managers with solid long-term track records to serve as our core asset management business. Through these investment managers, we have expertise in both fixed-income and equity investment strategies and have a client base that extends from individuals to a range of institutional investors, as well as sub-advisory and referral arrangements with a variety of broker-dealers. During 2009, we also expanded our business to include real estate investment advisory services through the hiring of two experienced real estate investment managers. Although we manage and distribute a wide range of products and services, we operate in one business segment, namely as an investment advisor to institutional and retail clients. As of December 31, 2011, we had $8.3 billion of assets under management and an additional $0.3 billion of assets, on which we earn referral fees.

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

On June 21, 2007, we completed a $120,000,000 private placement of units consisting of one share of our common stock, par value $0.0001 per share (referred to as Common Stock), and one warrant to purchase one share of Common Stock at $4.00 per share (referred to as a Warrant). All of the Warrants expired on June 21, 2011. Clal, a financial institution in Israel, became the holder of approximately 44.1% of our Common Stock (42.8% of our voting stock) at that time as a result of the private placement. Clal subsequently acquired more than a majority of our Common Stock on May 1, 2008 when it purchased additional outstanding shares of Common Stock from another stockholder. As of February 29, 2012, Clal holds approximately 51.3% of our Common Stock (49.8% of our voting stock).

The Common Stock was also admitted to trading on AIM, a market operated by the London Stock Exchange, on June 21, 2007. Each company admitted to listing on AIM is required to have a Nominated Advisor (referred to as a Nomad) who is responsible for, among other things, advising the company on its responsibilities under the AIM rules for companies. Seymour Pierce Limited serves as our Nomad.

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

In November 2009, we paid the sellers an additional $450,000 in cash and 179,976 shares of Common Stock (valued at $450,000 on the day preceding the payment) based on Wood’s assets under management as of September 30, 2009 pursuant to the terms of the Wood Agreement.

In November 2011, we paid the sellers an additional $540,000 in cash based on Wood’s assets under management as of September 30, 2011 as a final payment pursuant to the terms of the Wood Agreement.

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

On December 31, 2008, we purchased all of the outstanding membership interests in Boyd pursuant to a purchase agreement, dated November 7, 2008, with BWAM Holdings, LLC, Boyd, and the common members and, for limited purposes, the preferred members of BWAM Holdings, LLC (referred to as the Boyd Agreement). The Boyd Agreement included an initial purchase price of $7,500,000 in cash, a deferred stock grant of 192,000 shares of our Common Stock (valued at $960,000 on the acquisition date), and an additional deferred payment up to $8,000,000 based on Boyd’s revenue run rate, as defined in the Boyd Agreement, as of December 31, 2010.

In December 2010, we amended the Boyd Agreement to accelerate the measurement date to November 30, 2010 and provide that the deferred payment be made all in cash, with $4,000,000 paid December 31, 2010 and $4,000,000 paid January 3, 2011. The 192,000 shares of Common Stock were issued January 3, 2011.

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

Principal Products and Services

Our Principal Investment Strategies

As of December 31, 2011, approximately 90% of our assets under management were invested under fixed income strategies, approximately 7% were invested under equity strategies, and approximately 3% were real estate investments. The following table shows our assets under management by investment strategy as of December 31, 2011 and 2010.

	December 31,
(in millions)	2011	2010
Fixed income	$7,483.4	$7,137.4
Equity	621.4	781.3
Real estate	212.0	206.3
Total	$8,316.8	$8,125.0

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

Our principal equity strategies are a U.S. Large Cap Value Equity strategy and a U.S. Core Equity strategy. The U.S. Large Cap Value Equity and U.S. Core Equity strategies are based on a combination of internally generated research and third-party analysis (largely provided by broker-dealers), and the investment process for these strategies uses both “top down” macroeconomic analysis and “bottom up” company research. The U.S. Large Cap Value Equity strategy is benchmarked against the Russell 1000 Value Index and the U.S. Core Equity strategy against the S&P 500 Index.

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

Our current real estate advisory services are directed towards multiemployer pension plans and other institutional investors and are provided as separate account and Qualified Professional Asset Manager (QPAM) services. These services include the origination of forward commitments for construction and permanent loans, development of construction projects for equity participation, equity acquisitions, and asset management for all property types including distressed properties. During 2011, we initiated investment services to invest in properties leased to the General Services Administration (GSA) of the United States government. To date, we have received commitments totaling $100 million from certain clients to be invested through separate accounts. We expect to fully invest these amounts in 2012. We also intend to offer this GSA investment strategy more generally through a private fund structure.

Other Investment Strategies

NIS has a referral arrangement with Attalus Capital L.L.C., or Attalus, whereby NIS refers investors to investment vehicles sponsored by Attalus and in turn receives a referral fee equal to a percentage of the fees received by Attalus from the new clients. Attalus provides hedge fund strategies including a Multi Strategy fund and a Long Short Equity fund. The referral arrangement has a term of three years that began on July 1, 2009, and the term is subject to renewal. If the referral agreement is not renewed, NIS remains entitled to its compensation for so long as each referred client remains a client of Attalus. As of December 31, 2011, we had $374.0 million of assets under this referral arrangement on which we earn referral fees. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Assets Under Management” for a discussion on Attalus and recent developments.

Our Clients

As of December 31, 2011, approximately 86% of our assets were with institutional clients and approximately 14% were with retail clients. The following table shows our assets under management by client type as of December 31, 2011 and 2010.

	December 31,
(in millions)	2011	2010
Institutional	$7,178.9	$6,902.8
Retail	1,137.9	1,222.2
Total	$8,316.8	$8,125.0

We have 240 pension and welfare plan clients that represent approximately 47% of our total assets under management, including 127 multiemployer plan clients that represent 35% of our total assets under management. Our remaining customer base is fairly diverse. The following table presents the number of clients by type and the percentage of assets under management that each represents as of December 31, 2011 and 2010:

	December 31,
	2011		2010
	Number of clients	Percentage of total assets under management	Number of clients	Percentage of total assets under management

Institutional
Pension and welfare plans
Multiemployer plans	127	35%	137	34%
Other	113	12%	127	15%
Total pension and welfare plans	240	47%	264	49%
Governmental entities	19	12%	33	13%
Corporations	150	10%	115	8%
Charitable organizations	82	8%	71	8%
Other	48	9%	44	7%
Total institutional	539	86%	527	85%

Retail
Broker dealer	876	6%	1,131	9%
Other	722	8%	623	6%
Total retail	1,598	14%	1,754	15%

Total	2,137	100%	2,281	100%

Our asset management services are typically delivered pursuant to investment advisory agreements we enter into with our clients. Investment advisory fees are generally received quarterly, based on the value of assets under management on a particular date, such as the first or last day of a quarter. Our institutional business is generally billed in arrears, whereas the retail business is generally billed in advance. The majority of our investment advisory contracts are terminable at on notice of 30 days or less. The nature of these agreements, the notice periods and the billing cycles vary depending on the nature and the source of each client relationship.

We service a significant portion of our retail clients through arrangements with other investment advisors or with broker-dealers, including a number of “wrap” programs sponsored by broker-dealers. Wrap programs generally permit investors whose accounts otherwise would not have sufficient assets to warrant a separate account managed by an investment advisor to obtain specialized treatment. The client enters into an investment advisory agreement with the broker-dealer sponsor of the program, who collects an overall fee for participation in the program; the sponsor then enters into sub-advisory agreements with a range of specialist investment advisors to manage the client assets and pays the specialist investment advisors part of the overall fee. The majority of the sub-advisory contracts that we have entered into for the wrap programs in which we participate are terminable on written notice of 30 days or less.

In addition to wrap programs, we also have a number of “dual contract” relationships with broker-dealers under which clients execute an agreement with us for investment advisory services while simultaneously executing an agreement with the broker-dealer for custody, execution and client relationship services. While the practical operation of these accounts is similar to a wrap program, a dual contract relationship means that we collect a fee directly from the client and, as with separately managed client accounts, the investment advisory agreement may be terminated by us or the client at any time on written notice of 30 days or less.

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

Most of our investment advisory services are provided through the management of separate accounts. However, a meaningful portion of our services are provided through private funds, which allow us to provide our investment strategies to our institutional clients in a more cost efficient manner. At December 31, 2011, 91% of our assets under management were managed through separate accounts, whereas 9% were managed through private funds.

	December 31,
(in millions)	2011	2010
Separate accounts	$7,540.2	$7,246.9
Private funds	776.6	878.1
Total	$8,316.8	$8,125.0

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

In addition to management fees, we earn incentive fees from certain of the private funds including the two funds that invest in U.S. corporate preferred stocks. Our incentive fees are measured on the absolute investment performance over a calendar year performance period, and are subject to a cumulative profit threshold. Because investment returns on preferred stocks can be volatile, the level of incentive fees earned can vary significantly from year to year. We earned incentive fees of $262,000 and $689,000 in 2011 and 2010, respectively.

Distribution and Marketing

Institutional Distribution

Approximately 86% of our assets under management were with institutional clients as of December 31, 2011. Institutional investors typically use multiple investment strategies in building their portfolios and rely heavily on advice from investment consultants. Our business strategy is to have several different investment strategies in order to have multiple opportunities to obtain additional assets under management from existing or prospective clients. At the same time, we work extensively with investment consultants, in particular by providing them with timely information about our investment strategies and responding to their requests for proposals. Our current focus is on firms with a regional presence that service our existing clients or prospects. We currently conduct business through approximately seventeen consultants, including Marco Consulting Group, Marquette Association, Strategic Capital and CapTrust Advisors/Schott Group who collectively represent clients with approximately 32% (28% in 2010) of our assets under management.

We expect to increase our marketing efforts to consultants by providing information to, and calling on, more firms, including firms with national coverage.

In addition, we may, on occasion, engage third-party solicitors to market our products to institutional clients.

Broker-Dealer Relationships

We have relationships with 43 broker-dealers, through which approximately 18% of our assets under management are provided. None of these relationships represents more than 4% of our assets under management as of December 31, 2011.

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

In 2011, approximately $1,372,000, or 7%, ($1,232,000, or 6% in 2010) of our investment advisory fees were earned through one broker-dealer. In connection with this arrangement, in 2011 we paid referral fees totaling approximately $869,000 ($759,000 in 2010). These referral fees are reported as third party distribution expense.

Competitive Business Conditions

The U.S. Economy

The uncertainties surrounding the U.S. and global economies continued to dampen growth expectations. While the economy has shown some signs of strengthening during the fourth quarter of 2011, which has encouraged appreciation in the stock market, the U.S. government remains unclear on the future and its policies, which has created significant uncertainty in the economy.

In 2011, the U.S. equity markets produced a modest return of slightly more than 2% for the year, as measured by the S&P 500 Index, while the U.S. fixed income markets produced a very respectable 7.8% return, as measured by the broad investment grade indices. Because fixed income strategies represent approximately 90% of our assets under management, the fixed income markets have the most significant impact on our assets under management and our operating results. As our fixed income assets continue to be a liquidity source for our clients’ financial obligations, withdrawals will remain a challenge to growing our assets under management.

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

Specifically, we are subject to federal securities laws, principally the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”); to state laws regarding securities fraud; and regulations promulgated by various regulatory authorities, including the Commission. These laws and regulations are primarily intended to benefit clients and generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the carrying on of business for failure to comply with such laws and regulations. Possible sanctions that may be imposed include the suspension of individual employees, limitations on engaging in business for specific periods, the revocation of the registration as an investment advisor, censures and fines.

From time to time, the federal securities laws have been augmented substantially. For example, among other measures, regulators have adopted the Sarbanes−Oxley Act of 2002, the Patriot Act of 2001 and the Gramm−Leach−Bliley Act of 1999. More recently, the Dodd−Frank Wall Street Reform and Consumer Protection Act (the “Dodd−Frank Act”) was enacted into law on July 21, 2010. Under the Dodd−Frank Act, we continue to be primarily regulated by the Commission. The Dodd−Frank Act provides, however, for rule changes that may affect us. Prior to complete implementation, it will be difficult to assess the full impact of the Dodd−Frank Act on our operations.

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

To register as an investment advisor regulated by the Commission, an entity files a Form ADV, which consists of two parts, Form ADV Part 1 and Form ADV Part 2. The first part (Form ADV Part 1) is an annual report submitted to the Commission within 90 days of the end of the calendar year that describes ownership of the company, the volume of assets under management, categories of customers and any material change that has occurred during the reported year. The second part (Form ADV Part 2) is a report directed to clients of the registered investment advisor 90 days after the end of the calendar year (new clients receive a copy of this report when they open an account). Form ADV Part II provides information regarding the investment process of the registered investment advisor, the ethical code of the registered investment advisor, and the compliance process of the registered investment advisor, and also contains a biography of the key managers of the registered investment advisor.

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

Employees

At December 31, 2011, we had 75 employees, of whom 72 were full time employees. Thirty of our employees were investment professionals. The average professional experience of our investment staff was 21 years. Fourteen of our staff were Certified Financial Analyst charterholders. Our marketing, sales and client service staff comprised 13 employees. We believe that we have a stable workforce and that our relationship with our employees is good.

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

Increases in interest rates, in particular, if rapid, or high interest rates, as well as any uncertainty in the future direction of interest rates, may have a negative impact on our fixed-income products as rising interest rates or interest rate uncertainty typically decrease the total return on many bond investments due to lower market valuations of existing bonds. Any decrease in the level of assets under management resulting from price declines, interest rate volatility or uncertainty, increased redemptions or other factors would negatively impact our revenues and profitability.

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

Institutional and individual clients could terminate their relationships with our subsidiaries, which would reduce the amount of assets under management. Our subsidiaries’ investment advisory agreements are generally continuous, but are terminable on short notice. Certain issues may cause clients to terminate their investment advisory agreements with our subsidiaries, including changes in prevailing interest rates, changes in investment preferences of clients, changes in management or control of clients or broker-dealers or others with whom a subsidiary has a wrap program or other referral arrangement, our loss of key investment advisory personnel or poor investment performance, as well as a general loss of confidence in the capital markets. If a material number of our subsidiaries’ investment advisory agreements were terminated for any reason, a significant amount of revenue could be lost, which would have a material adverse effect on our business, results of operations or financial condition.

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

Our institutional separate account business is highly dependent upon referrals from pension fund consultants. Many of these consultants review and evaluate our products and our organization from time to time. Poor reviews or evaluations of either the particular product or of us may result in client withdrawals or may impact our ability to attract new assets through these intermediaries. As of December 31, 2011, four consultants advising the largest portion of our client assets under management represented approximately 32% of our assets under management.

Our ability to grow our assets under management is highly dependent on access to third-party intermediaries, including broker-dealer sponsors of wrap programs and other third-party solicitors. At December 31, 2011, broker-dealer wrap programs and clients referred to us by broker-dealers and other third-party solicitors accounted for approximately 18% of our total assets under management. We cannot assure you that these sources and client bases will continue to be accessible to us on commercially reasonable terms, or at all. The absence of such access could cause our assets under management to decline and have a material adverse effect on our net income. In addition, some of the third-party intermediaries offer competing investment strategies, and may elect to emphasize the investment strategies of competitors or their own firms.

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

During 2010 and 2011, we recognized goodwill impairment charges of $11,000,000 and $12,423,000, respectively. As of December 31, 2011, the net carrying amount of goodwill and other intangible assets on our consolidated balance sheet were $13,264,000 and $14,913,000, respectively, an aggregate of 65% of our total assets. Additional impairment charges with respect to either or both, depending on the amount, could have a significant impact on our results of operations.

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

Some of our revenue, net income and cash flow is variable, due to the fact that incentive fees can vary from period to period, in part, because incentive fees are recognized as revenue only when contractually payable. This variability of revenue, net income and cash flows may increase if our reliance on incentive fees increases in the future as a result of the introduction of new strategies or the acquisition of businesses that are more reliant on incentive fees.

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

We are highly dependent on various software applications, technologies and other systems for our business to function properly and to safeguard confidential information; any significant limitation, failure or security breach of these systems could constrain our operations.

We utilize software and related technologies throughout our business, including both proprietary systems and those provided by outside vendors. We use our technology to, among other things, obtain securities pricing information, process client transactions, and provide reports and other customer services to our clients. Although we take protective measures, including measures to effectively secure information through system security technology and established and tested business continuity plans, we may experience system delays and interruptions as a result of natural disasters, power failures, acts of war and third-party failures. We cannot predict with certainty all of the adverse effects that could result from our failure, or the failure of a third party, to effectively address and resolve these delays and interruptions. These adverse effects could include the inability to perform critical business functions or failure to comply with financial reporting and other regulatory requirements, which could lead to loss of client confidence, harm to our reputation, exposure to disciplinary action and liability to our clients. Accordingly, potential system failures and the cost necessary to correct those failures could have a material adverse effect on our results of operations and business prospects.

In addition, we could be subject to losses if we fail to properly safeguard sensitive and confidential information. As part of our normal operations, we maintain and transmit confidential information about our clients as well as proprietary information relating to our business operations. Although we take protective measures, our systems could still be vulnerable to unauthorized access, computer viruses or other events that have a security impact, such as an authorized employee or vendor inadvertently or intentionally causing us to release confidential or proprietary information. Such disclosure could, among other things, allow competitors access to our proprietary business information and require significant time and expense to investigate and remediate the breach. Moreover, loss of confidential client information could harm our reputation and subject us to liability under the laws that protect confidential personal data, resulting in increased costs or loss of revenues.

Also, although we take precautions to password protect and encrypt our laptops and other portable electronic hardware, if such hardware is stolen, misplaced or left unattended, it may become vulnerable to hacking or other unauthorized use, creating a possible security risk and resulting in potentially costly actions. Most of the software applications that we use in our business are licensed from, and supported, upgraded and maintained by, third-party vendors. A suspension or termination of certain of these licenses or the related support, upgrades and maintenance could cause temporary system delays or interruption. In addition, technology rapidly evolves and we cannot guarantee that our competitors may not implement more advanced technology platforms for their products and services, which may place us at a competitive disadvantage and adversely affect our operations and business prospects.

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

Our business is subject to extensive regulation in the U.S. by the Commission. Our or a subsidiary’s failure to comply with applicable laws or regulations could result in fines, suspensions of personnel or other sanctions, including revocation of investment advisor registration. We could also incur costs if new rules and other regulatory actions or legislation, whether pursuant to the Dodd-Frank Act or other legislation or regulatory act, require us or our subsidiaries to spend more time, hire additional personnel or buy new technology to comply with these rules and laws. Additional changes in laws or regulations, the interpretation or enforcement of existing laws and rules or governmental policies could also have a material adverse effect on us or our subsidiaries by limiting the sources of revenues and increasing costs. Our business may be materially affected not only by securities regulations, but also by regulations of general application. We have installed procedures and utilize the services of experienced administrators, accountants and lawyers to assist in satisfying these requirements. However, there can be no assurance that these precautions will protect us from potential liabilities.

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

As a public reporting company with securities registered under the Securities Exchange Act of 1934, as amended (referred to as the Exchange Act), we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002, as well as rules promulgated by the Commission thereunder, required us to adopt corporate governance practices applicable to U.S. public companies. These rules and regulations increased our legal and financial compliance costs.

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

Our corporate office is located in Milwaukee, Wisconsin and we maintain additional office locations in Cleveland, Ohio; Chicago, Illinois; Charlotte, North Carolina; and Sarasota, Florida. All of our office locations are leased. The Milwaukee, Wisconsin office space consists of 9,527 square feet pursuant to a lease which expires on February 28, 2018, but can be terminated as of February 28, 2013 or extended to February 28, 2023. The office space in Cleveland, Ohio consists of 10,900 square feet pursuant to a lease that expires on October 31, 2015. The office space in Chicago, Illinois consists of 7,606 square feet pursuant to a lease that expires May 1, 2020. The current Charlotte, North Carolina office location consists of 1,746 square feet pursuant to a lease that expires January 31, 2018. The Sarasota, Florida office location consists of 3,586 square feet pursuant to a lease arrangement that expires on October 31, 2013. We vacated our prior Charlotte, North Carolina office location on January 31, 2012. That location consisted of 6,257 square feet pursuant to a lease that expires on July 31, 2012.

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

On October 25, 2011, a former client of Sovereign filed suit in the State of Illinois Circuit Court against Sovereign, alleging negligence and breach of fiduciary duty on the part of Sovereign in investing the former client’s assets in auction-rate securities. The claim alleges, among other things, that Sovereign failed to conduct adequate due diligence into the auction rate securities purchased for the former client’s account, and that the investment in the auction rate securities was outside the former client’s investment guidelines. The suit seeks $4,700,000 in damages, plus pre-judgment interest. Previously, the former client had made a similar claim under federal securities statures and that claim was dismissed with prejudice on October 26, 2010. While management believes the new claim is without merit and intends to defend vigorously against this action, at this preliminary stage, we cannot determine the potential liability of the Company, the likelihood of an unfavorable outcome, or the potential cost of defense. In any event, management believes the new claim is covered by insurance, subject to the payment of deductible amounts by the Company.

There are no governmental, legal or arbitration proceedings to which we or the subsidiaries are a party or to which any of our or any of the subsidiaries’ property is subject, the resolution of which would have a material effect on our financial position, results of operations or cash flows.

ITEM 4.	MINE SAFETY DSICLOSURES

Not applicable.

EXECUTIVE OFFICERS of the registrant

The biographical summaries of our executive officers as of February 29, 2012 are as follows:

Name	Age	Position
Yoram Naveh	40	Chairman and Director

Robert Brooks	57	Chief Executive Officer and Director

Brian L. Gevry	45	Chief Investment and Operating Officer and Director

Jonathan Hoenecke	52	Chief Financial Officer and Secretary

Yoram Naveh was appointed as our Chairman on December 19, 2011 and has served as a director since February 8, 2010. Mr. Naveh was appointed Chief Executive Officer of Clal in December 2011. Previously, Mr. Naveh served as the Executive Vice President for Clal and the Chief Executive Officer of Clal Finance Batucha Investment Management, Ltd., a subsidiary of Clal. From 2004 to 2008, Mr. Naveh was a Deputy Director and General Counsel of the Corporate Finance Department of the Israel Securities Authority. From 1998 to 2004, Mr. Naveh was an associate with Gross, Kleinhendler, Hodak, Halevy, Greenberg & Co. Law Offices, one of Israel’s leading law firms. Mr. Naveh holds a European Master in Law and Economics and graduated from Haifa University with an LLB and a BA in Economics.

Robert Brooks was appointed as Chief Executive Officer and a director on February 8, 2010. Previously, Mr. Brooks was appointed as a Managing Director of Titanium on July 14, 2008 and as Executive Vice President of NIS in 2000. Prior to that time, Mr. Brooks served as Vice-President and Senior Vice President at NIS. In those positions, Mr. Brooks was the lead officer for business development, client relations and consultant relations for NIS, and was involved in long-term strategic planning for NIS. Prior to joining NIS in 1994, Mr. Brooks worked at Zenith Administrators, Inc. from 1990 to 1994, as vice president and Chicago branch office manager. He served in the same capacity at Kelly & Associates, Inc. from 1984 to 1990. Prior to Kelly & Associates, Inc., Mr. Brooks worked in administration of large pension plans and was a field service officer with the Teamsters Central States Pension Fund from 1979 to 1984. Mr. Brooks is an Investment Management Committee Member of the International Foundation of Employee Benefit Plans. Mr. Brooks attended St. Thomas College and graduated from Chicago State University.

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

There is currently no established public trading market for shares of our Common Stock in the United States. Shares of our Common Stock and our Warrants were admitted to trading on AIM on June 21, 2007. Our Common Stock trades on AIM under the symbol TAM. There is no market for our restricted stock, par value $0.0001 (referred to as Restricted Stock). The Restricted Stock shares convert on a one for one basis into shares of Common Stock if at any time prior to March 2, 2012, the ten-day average share price of the Common Stock exceeds $6.90 or if there is a change in control (as defined in the Company’s certificate of incorporation). If the Restricted Stock has not been converted prior to that date, all of the Restricted Stock will be automatically redeemed at par value.

The following table shows the closing mid-market prices for our Common Stock, as reported on AIM, for the periods indicated. The mid-market price is equal to the average of the best bid price and the best offer price, rounded to the second decimal point. These prices are as reported by the London Stock Exchange in U.S. Dollars.

	Price Per Share of Common Stock ($)
Quarterly Period	Low	High
1st Quarter, 2010	2.50	2.50
2nd Quarter, 2010	2.50	2.50
3rd Quarter, 2010	0.48	2.50
4th Quarter, 2010	0.25	1.50
1st Quarter, 2011	0.25	0.90
2nd Quarter, 2011	0.50	0.90
3rd Quarter, 2011	0.25	0.50
4th Quarter, 2011	0.25	0.50

As of February 29, 2012, there were approximately 133 record holders of our Common Stock and four record holders of our Restricted Stock.

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

Through four acquisitions, we have assembled a group of investment managers with solid long-term track records to serve as our core asset management business. Through these investment managers, we have expertise in both fixed-income and equity investment strategies and have a client base that extends from individuals to a range of institutional investors, as well as sub-advisory and referral arrangements with a variety of broker-dealers. During 2009, we extended our business to include real estate investment advisory services through the hiring of two experienced real estate investment managers. As of December 31, 2011, we had $8.3 billion of assets under management and an additional $0.4 billion of assets, on which we earn referral fees.

Our asset management services are typically delivered pursuant to investment advisory agreements we enter into with our clients. Investment advisory fees are generally received quarterly, based on the value of assets under management on a particular date, such as the first or last day of a quarter. Our institutional business is generally billed in arrears, whereas the retail business is generally billed in advance. The majority of our investment advisory contracts are terminable at on notice of 30 days or less. The nature of these agreements, the notice periods and the billing cycles vary depending on the nature and the source of each client relationship. Our assets under management primarily consist of fixed income and equity securities. We value substantially all fixed income securities based on prices from independent pricing services. We value equity securities at the last closing price on the primary exchange on which the securities are traded. The percentage of assets under management for which we estimate fair value is not significant to the value of our total assets under management. Most of our investment advisory services are provided through the management of separate accounts. However, a meaningful portion of our services are provided through private funds, which allow us to provide our investment strategies to our institutional clients in a more cost efficient manner.

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

During 2010 and 2011, we reorganized the four acquired businesses along functional lines. The reorganization allowed us to significantly reduce our structural administrative expenses, primarily through reductions to senior management and redundant operations. Since the acquisition of Boyd at the end of 2008, we have reduced headcount from 97 to 75 and have reduced annualized administrative expenses from approximately $25.1 million to $20.6 million. We expect to realize the full benefit of these reductions going forward as the severance costs and other transitional costs dissipate.

Market Developments

The uncertainties surrounding the U.S. and global economies continued to dampen growth expectations. While the economy has shown some signs of strengthening during the fourth quarter of 2011, which has encouraged appreciation in the stock market, the U.S. government remains unclear on the future and its policies, which has created significant uncertainty in the economy.

In 2011, the U.S. equity markets produced a modest return of slightly more than 2% for the year, as measured by the S&P 500 Index, while the U.S. fixed income markets produced a very respectable 7.8% return, as measured by the broad investment grade indices. Because fixed income strategies represent approximately 90% of our assets under management, the fixed income markets have the most significant impact on our assets under management and our operating results. Our overall investment performance resulted in our assets under management increasing by $406.2 million, or 5.0% in 2011 ($534.7 million, or 6.6%, in 2010).

However, fixed income assets continue to be a liquidity source for our clients’ financial obligations and therefore withdrawals remain a challenge to growing assets under management.

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

Assets under management of $8.3 billion at December 31, 2011 were marginally higher than the $8.1 billion reported at December 31, 2010. The following table presents summary activity for 2011 and 2010.

			2011
	December 31,		vs.
(in millions)	2011	2010	2010

Annual Activity:
Beginning balance	$8,125.0	$8,151.4	0%

Inflows	1,526.3	1,410.0	8%
Outflows(1)	(1,740.7)	(1,971.1)	-12%
Net flows	(214.4)	(561.1)	NM

Market value change	406.2	534.7	-24%
Ending balance	$8,316.8	$8,125.0	2%

Average Assets Under Management (2)	$8,347.2	$8,350.6	0%
Average Fee Rate (basis points)	25	25	0%

(1)        Outflows for the year ended December 31, 2010 include the elimination of approximately $100 million of advisory-only accounts whose fees are not asset-based.

(2)        Average assets under management are calculated based on the quarter-end balances and include amounts acquired in acquisitions in the first quarter following the acquisition.

NM: Not meaningful

The principle factors affecting our net flows during the years ended December 31, 2011 and 2010 include the following:

•	We generated approximately $700 million of new assets in 2009 through our participation in the Term Asset-Backed Securities Loan Facility (“TALF”) of the Federal Reserve Bank of New York. These assets were added through separate client accounts and our Titanium TALF Opportunity Fund (“TALF Fund”). The TALF account and TALF Fund are no longer accepting new investments as the TALF program initiated by the Federal Reserve Bank of New York has expired. Accordingly, as the securities purchased under the TALF program mature and redeem, we expect to experience decreases in these assets under management. In 2010, the TALF related assets under management decreased by approximately $100 million and in 2011, the TALF related assets under management decreased by approximately $250 million. We expect the remaining assets will continue to decrease over the next two years.

•	Net flows for 2011 were negatively impacted by the loss of several equity accounts managed under a quantitative strategy. These accounts totaled approximately $140 million and represented all of the accounts managed under this strategy. While management fee revenue was impacted by the loss of these accounts, the loss did not have a significant impact on profitability as the revenue was subject to a significant fee sharing arrangement with the portfolio manager.

•	Multiemployer pension and welfare plans represent approximately 34% of our client base, and these plans have been faced with a challenging economic environment over the last several years due to the equity market collapse of 2008 and general business conditions that affect their contribution and withdrawal levels. These factors have led to higher levels of outflows from our fixed income strategies throughout the last several years. However, during 2011 inflows from new investments and contributions more than offset the withdrawals. Net inflows from multiemployer pension and welfare plans were approximately $87 million during 2011 compared to net outflows of approximately $320 million during 2010. The net outflows for 2010 include a $170 million multiemployer pension client that decided to change to an indexing strategy.

•	Since 2008, the lack of individual investor confidence in the equity markets has led to higher account closures and withdrawals of equity assets, particularly in our retail accounts. During 2011, this withdrawal activity significantly subsided as total outflows of equity assets were approximately $80 million compared to approximately $180 million in 2010.

•	Net flows for 2011 were positively impacted by the addition of approximately $20 million of equity assets of a mutual fund for which Clal serves as investment advisor, and for which we serve as sub-advisor pursuant to a sub-advisory agreement with Clal.

Market value changes reflect our annual investment performance. Fixed income assets comprise approximately 90% of our total assets under management at December 31, 2011. Fixed income returns as measured by the Barclay’s Aggregate Index were 7.8% for the year ended December 31, 2011 (6.6% for the comparable 2010 period). For the year ended December 31, 2011, approximately 50% of our fixed income assets with defined performance benchmarks outperformed their respective benchmarks.

Equity assets comprised approximately 7% of our total assets under management at December 31, 2011. Equity returns as measured by the S&P 500 Index were 2.1% for the year ended December 31, 2010 (15.1% for the comparable 2010 period). For the year ended December 31, 2011, approximately 20% of our equity assets outperformed their respective benchmarks.

The following table presents summary breakdowns for our assets under management at December 31, 2011 and 2010.

(in millions)	December 31, 2011	% of total	December 31, 2010	% of total

By investment strategy:
Fixed income	$7,483.4	90%	$7,137.4	88%
Equity	621.4	7%	781.3	10%
Real estate	212.0	3%	206.3	2%
Total	$8,316.8	100%	$8,125.0	100%

By client type:
Institutional	$7,178.9	86%	$6,902.8	85%
Retail	1,137.9	14%	1,222.2	15%
Total	$8,316.8	100%	$8,125.0	100%

By investment vehicle:
Separate accounts	$7,540.2	91%	$7,246.9	89%
Private funds	776.6	9%	878.1	11%
Total	$8,316.8	100%	$8,125.0	100%

During 2011, our mix of assets under management by investment strategy further concentrated as fixed income assets comprised 90% of total assets under management in 2011 compared to 88% in 2010.

During 2011, our mix of assets under management by client type shifted to a higher proportion of institutional clients versus retail clients, primarily due to the loss of retail equity accounts at Wood.

Our mix of assets under management by investment vehicle was relatively unchanged in 2011 as separate accounts comprised 91% of total assets under management in 2011 compared to 89% in 2010. The TALF Fund remained the most significant of our private funds. At December 31, 2011, the TALF Fund had approximately $109 million of assets under management compared to $220 million at December 31, 2010. The decrease reflects the continuing wind down of the fund as the investment securities that were eligible for the program mature and are redeemed.

From December 31, 2011 through February 29, 2012, our aggregate assets under management increased by 2% to $8,492.3 million as a result of both net inflows and market returns.

We earn referral fees on clients referred to Attalus. The assets managed by Attalus under this arrangement decreased from $894.4 million at December 31, 2010 to $374.0 million at December 31, 2011. The activity related to these assets was as follows:

	For the Years Ended
	December 31,
(in millions)	2011	2010

Annual Activity:
Beginning balance	$894.4	$974.9
Inflows	8.2	24.2
Outflows	(501.2)	(127.9)
Market value change	(27.4)	23.2
Ending balance	$374.0	$894.4

Average Assets Under Management	$745.6	$975.2
Average Referral Fee Rate (basis points)	15	25

During 2011, we experienced significant decreases in the assets managed by Attalus as a result of several factors, including Attalus’ overall fee rates, the investment performance of the hedge funds managed by Attalus relative to the performance of other hedge funds, and certain changes in Attalus’ management. Starting January 1, 2011, Attalus reduced its average fee rates, which reduced our referral fee rate and revenue (an approximate $900,000 reduction to our annualized referral fee revenues). The combination of these factors resulted in outflows totaling approximately $500 million (representing approximately $800,000 of annualized referral fees).

Attalus has also informed us that they have received further redemption requests that are expected to be effective at the end of the first quarter of 2012. The additional redemption requests total approximately $170 million (representing approximately $300,000 of annualized referral fees). These redemptions would reduce the assets under management to approximately $200 million, with an annualized referral fee rate of approximately $300,000.

Results of Operations

Consolidated Results of Operations

			2011
	Year ended December 31,		vs.
	2011	2010	2010
Operating revenues	$21,875,000	$23,570,000	-7%
Operating expenses:
Administrative	21,332,000	24,123,000	-12%
Amortization of intangible assets	6,692,000	3,315,000	73%
Impairment of goodwill	12,423,000	11,000,000	-68%
Total operating expenses	40,447,000	38,438,000	21%
Operating loss	(18,572,000)	(14,868,000)	42%
Other income and expense	322,000	1,266,000	-75%
Loss before taxes	(18,250,000)	(13,602,000)	39%
Income tax expense	-	-	NM
Net income (loss)	$(18,250,000)	$(13,602,000)	39%
Net income (loss) per share
basic	$(0.88)	$(0.66)	39%
diluted	$(0.88)	$(0.66)	39%

NM: Not meaningful

The increase in the net loss for the year ended December 31, 2011 compared to the year ended December 31, 2010 is primarily attributable to the following:

•	A decrease in revenue of $1,695,000, or 7%, primarily as a result of reduced referral fees and lower incentive fees. The reduction in referral fees reflects both a reduction in assets under management under the referral arrangement and a reduction in fees charged by the hedge fund manager.

•	A decrease in administrative expenses of $2,791,000. The reduction reflects cost savings in substantially all categories as well as a $344,000 reduction in severance provisions incurred in the respective periods.

•	An increase in amortization charges of $3,377,000, reflecting the reduced estimated remaining life for the referral relationship intangible asset.

•	A $1,423,000 increase in goodwill impairment charges in 2011 compared to 2010.

•	A $944,000 decrease in other income primarily as a result of reduced levels of invested assets and lower returns from our equity investments in two managed funds.

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

The following table provides a reconciliation of operating loss to the Adjusted EBITDA (deficit) for the years ended December 31, 2011 and 2010.

	Year ended December 31,
	2011	2010
Operating loss	$(18,572,000)	$(14,868,000)
Amortization of intangible assets	6,692,000	3,315,000
Impairment of goodwill	12,423,000	11,000,000
Depreciation expense	121,000	100,000
Share compensation expense credit	-	(139,000)
Adjusted EBITDA (deficit)	$664,000	$(592,000)

Our Adjusted EBIDTA for 2011 includes severance costs of $469,000. Excluding severance costs, our Adjusted EBITDA for 2011 would have been $1,133,000. Our Adjusted EBITDA deficit for 2010 includes severance costs of $918,000. Excluding severance costs, our Adjusted EBITDA for 2010 would have been $326,000. The improvement to EBITDA in 2011 primarily reflects the cost reductions, offset in part by the decrease in referral fee revenue.

Operating Revenues

Our operating revenues include investment advisory fees received for the management of assets within separate accounts and private funds. We also receive incentive fees on an annual basis from the management of two of the private funds that invest in preferred stocks. Because investment returns on preferred stocks can be volatile, the level of incentive fees earned can vary significantly from year to year. Our operating revenues also include referral fees earned in connection with NIS’s referral arrangement with Attalus. Operating revenues decreased by $1.7 million, or 7%, in 2011. The changes by revenue category are more fully described below.

			2011
	Year ended December 31,		vs.
	2011	2010	2010
Investment advisory fees	$20,507,000	$20,463,000	0%
Incentive fees	262,000	689,000	-62%
Referral fees	1,106,000	2,418,000	-54%
Total operating revenues	$21,875,000	$23,570,000	-7%

Our investment advisory fees increased nominally by $44,000 as our average assets under management remained at approximately $8.3 billion and our average fee rate remained unchanged.

We earn incentive fees from two preferred stock funds that we manage. Our incentive fees decreased by $427,000 in 2011 due to lower market returns.

The $1,312,000 decrease in our referral fees in 2011 reflects both a 23% decrease in Attalus’ average assets under management and a 40% decrease in our average referral fee rate due to Attalus’ reduction in its fees.

During 2011, we experienced significant decreases in the assets managed by Attalus as a result of several factors, including Attalus’ overall fee rates, the investment performance of the hedge funds managed by Attalus relative to the performance of other hedge funds, and certain changes in Attalus’ management. Starting January 1, 2011, Attalus reduced its average fee rates, which reduced our referral fee rate and revenue (an approximate $900,000 reduction to our annualized referral fee revenues). The combination of these factors resulted in outflows totaling approximately $500 million (representing approximately $800,000 of annualized referral fees).

Attalus has also informed us that they have received further redemption requests that can be effected at the end of the first quarter of 2012. The additional redemption requests total approximately $170 million (representing approximately $300,000 of annualized referral fees). These redemptions would reduce the assets under management to approximately $200 million, with an annualized referral fee rate of approximately $300,000.

Administrative Expenses

Administrative expenses decreased by $2.8 million, or 12%, in 2011. The decrease primarily reflects a $1,955,000 reduction in ongoing cash compensation costs and a $449,000 reduction in severance costs. Other changes by expense category are more fully described below.

			2011
	Year ended December 31,		vs.
	2011	2010	2010
Employee compensation:
Cash compensation	$11,943,000	$13,898,000	-14%
Severance	469,000	918,000	-49%
Share-based compensation	-	(139,000)	NM
Total compensation	12,412,000	14,677,000	-15%
Third party distribution expense	1,346,000	1,204,000	12%
Investment management expense	1,613,000	1,893,000	-15%
Legal, audit, and other professional fees	1,621,000	1,658,000	-2%
Occupancy	1,133,000	1,245,000	-9%
Other administrative expenses	3,207,000	3,446,000	-7%
Total administrative expenses	$21,332,000	$24,123,000	-12%

NM: Not meaningful

Ongoing cash compensation (cash compensation excluding severance costs) includes salaries and wages, sales incentives and other cash bonuses, and other payroll related taxes and benefits. Ongoing cash compensation decreased by $1,955,000, or 14%, in 2011 reflecting reduced headcount, reduced benefit plan provisions, and reduced bonuses. Overall, we further reduced headcount from 82 at December 31, 2010 to 75 at December 31, 2011.

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

Investment management expense includes pricing, trading, compliance, and other investment management service costs and subadvisory service fees for outside assistance in the management of certain asset classes. The decrease in 2011 reflects ongoing integration activities.

Other administrative expenses include travel and other marketing related expenses, insurance expense, and other operating expenses.

Amortization and Impairment of Intangible Assets and Goodwill

Amortization of intangible assets is recognized in periods following acquisitions based on the estimated useful lives of the respective assets. We periodically reassess the remaining useful lives of these intangible assets based on significant terminations or redemption activity that might indicate that respective attrition rates have changed substantively. Throughout 2011, the Company considered the impact of recurring redemptions of the Attalus assets and their impact on the remaining useful life of its NIS referral relationship intangible asset. The most recent assessment at year end resulted in reducing the estimated remaining useful life to approximately 15 months as of October 1, 2011. The $3,376,000 increase in amortization expense in 2011 reflects these revisions to the estimated remaining useful life of the intangible asset related to the referral relationship. As a result of the most recent revision to the estimated remaining useful life, we expect that the total annual amortization expense will increase to $9,604,000 for 2012.

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

We estimate fair value using both an income approach and a market approach. Because the market approach includes more mature asset management companies with greater scale than the Company, we have given less weight to the market approach values. For the 2011 year end assessment, we used only the value from the income approach, whereas previous assessments estimated fair value with the income approach values weighted 75% and the market approach values weighted 25%.

The income approach uses a discounted cash flow model that takes into account assumptions that marketplace participants would use in their estimates of fair value, current period actual results, and forecasted results for future periods that have been reviewed by senior management. In preparing our forecasts, we consider historical and projected growth rates, our business plans, prevailing business conditions and trends, anticipated needs for working capital and capital expenditures, and historical and expected levels and trends of operating profitability. Revenues primarily are forecast based on growth estimates for assets under management, which grow based on net new business flows and market returns.

The market approach employs market multiples for comparable companies. Fair value estimates are established using multiples of assets under management and current and forward multiples of revenue and earnings before income taxes, depreciation and amortization (referred to as EBITDA).

During the last three years, we have incurred significant outflows of assets under management, which primarily related to significant contraction in the Wood and Sovereign assets under management and ongoing withdrawal activity from multiemployer pension clients, while gains from new clients have been limited. The combination of these factors has resulted in net new business flows that were negative and below prior forecasts.

During 2011, we recognized impairment charges totaling $12,423,000.

Following the end of the first quarter of 2011, we were notified by Attalus of redemptions and a reduction in our referral fee rates that significantly exceeded the estimates that were received in connection with the 2010 year end assessment of goodwill. From ensuing discussions with the management of Attalus, we became aware of additional concerns with the relationship that may impact our marketing relationship beyond the current contractual period. These factors caused the Company to further reduce its long-term forecast of referral fee revenues and triggered an interim assessment of goodwill as of March 31, 2011. As a result of that assessment, we had concluded that goodwill had been impaired and recognized an impairment charge of $3,500,000 as the reduction in the forecast long-term referral fee revenues had resulted in a reduced estimate of the Company’s value.

In completing our annual impairment test for goodwill as of December 31, 2011, we concluded that the goodwill balance was impaired and recognized an additional impairment charge of $8,923,000.

The forecast prepared for our 2011 year end assessment includes net business flows assumptions of approximately 3% for 2012 through 2015. These growth rates are significantly reduced from previously forecast growth rates. While the current estimates for new business growth represent an improvement over recent history, we believe they are reasonable because our recent investment performance should enhance our selling efforts to current and prospective clients. Market return assumptions throughout the forecast period generally are based on long-term expectations for the respective asset categories, however fixed income market return estimates for 2012 have been reduced based on the current interest rate environment. Administrative expenses were forecast to further decline in 2012 with the elimination of severance costs and full year impacts of cost reductions achieved during 2011. Administrative expense growth beyond 2012 is limited to modest levels reflecting compensation increases that are constrained primarily by increases in revenue or profitability. Cash flows beyond the five year forecast period were projected at 4% per annum. We used a weighted average cost of capital of 14.5% determined using the capital asset pricing model and include a risk premium for inherent uncertainties in achieving projected revenue growth.

During 2010, we recognized goodwill impairment charges totaling $11,000,000 based on impairment tests completed as of September 30, 2010 and December 31, 2010.

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

			2011
	Year ended December 31,		vs.
	2011	2010	2010
Interest income	$85,000	$276,000	-69%
Realized gains (losses) on investments	(41,000)	220,000	NM
Income from equity investees	278,000	786,000	-65%
Interest expense	-	(16,000)	NM
Total other income (expense)	$322,000	$1,266,000	-75%

NM: Not meaningful

We earn interest income and realize investment gains on a portfolio of debt securities managed to enhance our yield on cash not immediately needed for operations. The decrease in interest income and realized gains for 2011 reflects a reduction in the average level of assets in the portfolio, which primarily the result of paying acquisition obligations of $5,744,000 during 2010 $4,540,000 during 2011.

Income from equity investees represents our share of the net income of two investments in affiliates.

Our investment in equity investees includes an investment in the TALF Fund, which we organized for our clients to invest primarily in securities participating in the Term Asset-Backed Securities Loan Facility of the Federal Reserve Bank of New York. We are the managing member of the TALF Fund and serve as the investment manager for the TALF Fund for which we receive management fees. As of December 31, 2011, our investment in the TALF Fund represents approximately 11% of the net assets in the TALF Fund. Because we have an equity interest in the TALF Fund and have significant influence over the TALF Fund’s daily activities through our role as managing member and investment manager, we account for this investment using the equity method of accounting.

Our investment in equity investees also includes our investment in the Titanium Absolute Return Fund (formerly, the NIS Fixed Income Arbitrage Fund, LTD.) (the “Absolute Return Fund”). We are the managing member of the Absolute Return Fund and serve as the investment manager for the Absolute Return Fund for which we receive management fees. As of December 31, 2011, our investment in the Absolute Return Fund represents approximately 10% of the net assets in the Absolute Return Fund. Because we have an equity interest in the Absolute Return Fund and have significant influence over the Absolute Return Fund’s daily activities through our role as managing member and investment manager, we account for this investment using the equity method of accounting.

Liquidity and Capital Resources

At December 31, 2011, we had $10,484,000 of funds available consisting of $2,787,000 of cash and cash equivalents, $2,990,000 of securities available for sale, and $4,707,000 invested in two of our private funds. At December 31, 2010, these combined balances were $13,950,000. The $3,466,000 reduction primarily reflects the payment of acquisition obligations totaling $4,540,000, including a final payment of $4,000,000 in connection with the Boyd acquisition and a final payment of $540,000 in connection with the Wood acquisition, offset in part by cash generated from operating activities.

	Year ended December 31,
	2011	2010

Net cash provided by operating activities	$1,178,000	$106,000
Net cash used for investing activities	(3,089,000)	(181,000)

Net cash provided by operating activities was $1,178,000 in 2011 compared to $106,000 in 2010. The $1.1 million improvement primarily reflects the reductions in administrative expenses offset in part by the reduced referral fee revenue and lower investment returns.

Net cash used in investing activities in 2011 reflects payments of $4,540,000 for the payment of final acquisition obligations related to our acquisitions of Boyd and Wood, partially offset by capital distributions of $1,300,000 received from one of the equity investees. Net cash used in investing activities in 2010 reflects the use of approximately $5,000,000 for additional investments in two private funds that we manage, payments of $5,744,000 for the payment of acquisition obligations related to our acquisitions of Boyd, NIS, and Sovereign, partially offset by capital distributions of $1,515,000 received from one of the equity investees and a $9,176,000 net decrease in invested assets.

As of December 31, 2011, we have no further current or contingent financial obligations due under our acquisition agreements.

We believe our current level of cash and cash equivalents and short-term securities available for sale are sufficient to fund our ongoing operations and to provide partial consideration for additional acquisitions. We may fund future acquisitions (if any) partly through the issuance of additional common stock or through the incurrence of debt obligations.

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

We estimate fair value using both an income approach and a market approach. Because the market approach includes more mature asset management companies with greater scale than the Company, we have given less weight to the market approach values. For the 2011 year end assessment, we used only the value from the income approach, whereas previous assessments estimated fair value with the income approach values weighted 75% and the market approach values weighted 25%.

The income approach uses a discounted cash flow model that takes into account assumptions that marketplace participants would use in their estimates of fair value, current period actual results, and forecasted results for future periods that have been reviewed by senior management. In preparing our forecasts, we consider historical and projected growth rates, our business plans, prevailing business conditions and trends, anticipated needs for working capital and capital expenditures, and historical and expected levels and trends of operating profitability. Revenues primarily are forecast based on growth estimates for assets under management, which grow based on net new business flows and market returns.

The market approach employs market multiples for comparable companies. Fair value estimates are established using multiples of assets under management and current and forward multiples of revenue and earnings before income, taxes, depreciation and amortization (referred to as EBITDA).

During the last three years, we have incurred significant outflows of assets under management, which primarily related to significant contraction in the Wood and Sovereign assets under management and ongoing withdrawal activity from multiemployer pension clients, while gains from new clients have been limited. The combination of these factors has resulted in net new business flows that were negative and below prior forecasts.

During 2011, we recognized impairment charges totaling $12,423,000.

Following the end of the first quarter of 2011, we were notified by Attalus of redemptions and a reduction in our referral fee rates that significantly exceeded the estimates that were received in connection with the 2010 year end assessment of goodwill. From ensuing discussions with the management of Attalus, we became aware of additional concerns with the relationship that may impact our marketing relationship beyond the current contractual period. These factors caused the Company to further reduce its long-term forecast of referral fee revenues and triggered an interim assessment of goodwill as of March 31, 2011. As a result of that assessment, we had concluded that goodwill had been impaired and recognized an impairment charge of $3,500,000 as the reduction in the forecast long-term referral fee revenues had resulted in a reduced estimate of the Company’s value.

In completing our annual impairment test for goodwill as of December 31, 2011, we concluded that the goodwill balance was impaired and recognized an additional impairment charge of $8,923,000.

The forecast prepared for our 2011 year end assessment includes net business flows assumptions of approximately 3% for 2012 through 2015. These growth rates are significantly reduced from previously forecast growth rates. While the current estimates for new business growth represent an improvement over recent history, we believe they are reasonable because our recent investment performance should enhance our selling efforts to current and prospective clients. Market return assumptions throughout the forecast period generally are based on long-term expectations for the respective asset categories, however fixed income market return estimates for 2012 have been reduced based on the current interest rate environment. Administrative expenses were forecast to further decline in 2012 with the elimination of severance costs and full year impacts of cost reductions achieved during 2011. Administrative expense growth beyond 2012 is limited to modest levels reflecting compensation increases that are constrained primarily by increases in revenue or profitability. Cash flows beyond the five year forecast period were projected at 4% per annum. We used a weighted average cost of capital of 14.5% determined using the capital asset pricing model and include a risk premium for inherent uncertainties in achieving projected revenue growth.

During 2010, we recognized goodwill impairment charges totaling $11,000,000 based on impairment tests completed as of September 30, 2010 and December 31, 2010.

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

The Company periodically reassesses the remaining useful lives of these intangible assets based on significant terminations or redemption activity that might indicate that respective attrition rates have changed substantively. Throughout 2011, the Company considered the impact of recurring redemptions of the Attalus assets and their impact on the remaining useful life of its NIS referral relationship intangible asset. The most recent assessment at year end resulted in reducing the estimated remaining useful life to approximately 15 months as of October 1, 2011. As of December 31, 2011, amortization is based on the following estimated remaining useful lives: NIS referral relationship asset – 1 year, NIS client relationships – 11 years, and Boyd client relationships – 2 years. As a result of the most recent revision to the estimated remaining useful life, we expect that the total annual amortization expense will increase to $9,604,000 for 2012.

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

We had deferred tax assets totaling $22,067,000 and $15,274,000 at December 31, 2011 and 2010, respectively, including significant potential future benefits of federal and state net operating loss carryforwards. At December 31, 2011, we have federal net operating loss carryforwards of approximately $20,363,000 that expire between 2028 and 2031 and state net operating loss carryforwards totaling approximately $17,264,000 that expire between 2023 and 2030.

In assessing the realizability of the Company’s deferred tax assets, we consider all relevant positive and negative evidence in determining whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of the gross deferred tax assets depends on several factors, including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. Pursuant to guidance of the Financial Accounting Standards Board (referred to as FASB), a cumulative loss in recent years is a significant piece of negative evidence to be considered in evaluating the need for a valuation allowance that is difficult to overcome. Based on the pretax losses incurred from 2008 to 2011, we have determined that it was not appropriate to consider expected future income as the primary factor in determining the realizability of our deferred tax assets. Further, we have not identified any prudent and feasible tax planning strategies supportive of any portion of the deferred tax assets. As a result, the Company has recognized valuation allowances that fully offset the net deferred tax assets as of December 31, 2011 and 2010.

We account for tax uncertainties based on a more likely than not recognition threshold whereby tax benefits are only recognized when the Company believes that they have a greater than 50% likelihood of being sustained upon examination by taxing authorities. The Company has evaluated all its other tax positions and determined that it had no uncertain income tax positions at December 31, 2011.

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

On October 25, 2011, a former client of Sovereign filed suit in the State of Illinois Circuit Court against Sovereign, alleging negligence and breach of fiduciary duty on the part of Sovereign in investing the former client’s assets in auction-rate securities. The claim alleges, among other things, that Sovereign failed to conduct adequate due diligence into the auction rate securities purchased for the former client’s account, and that the investment in the auction rate securities was outside the former client’s investment guidelines. The suit seeks $4,700,000 in damages, plus pre-judgment interest. Previously, the former client had made a similar claim under federal securities statures and that claim was dismissed with prejudice on October 26, 2010. While management believes the new claim is without merit and intends to defend vigorously against this action, at this preliminary stage, we cannot determine the potential liability of the Company, the likelihood of an unfavorable outcome, or the potential cost of defense. In any event, management believes the new claim is covered by insurance, subject to the payment of deductible amounts by the Company.

We are from time to time involved in legal matters incidental to the conduct of our business and such matters can involve current and former employees and vendors. Management does not expect these would have a material effect on our consolidated financial position or results of operations.

Recent Accounting Pronouncements

None of the new accounting standards and amendments to standards that were required to be adopted during 2011 had a significant impact on our consolidated financial statements.

In June 2009, the FASB issued guidance introducing a new consolidation model. This guidance prescribes how enterprises account for and disclose their involvement with VIEs and other entities whose equity at risk is insufficient or lacks certain characteristics. This new accounting changes how an entity determines whether it is the primary beneficiary of a VIE and whether the VIE should be consolidated and requires additional disclosures. In February 2010, the FASB issued an amendment to this standard. The amendment indefinitely defers a requirement to perform a qualitative analysis to determine whether an entity’s variable interests give it a controlling financial interest in a VIE for certain investment held by an entity. The deferral generally applies to entities with interests in entities that have attributes of an investment company, such as our private funds. We do not believe the new consolidation model would change our conclusion regarding the consolidation of the private funds that we manage, or in which we invest.

In May 2011, the FASB issued new accounting guidance on fair value measurement. The new guidance clarifies some existing concepts, eliminates wording differences between United States generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards (“IFRS”), and in some limited cases, changes some principles to achieve convergence between GAAP and IFRS. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and IFRS. It also expands the disclosures for fair value measurements that are estimated using significant unobservable (level 3) inputs. The guidance is effective for us in 2012 and must be applied prospectively. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In June 2011, the FASB issued new accounting guidance on presentation of comprehensive income. The new guidance requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of shareholders’ equity. The guidance is effective for us in 2012 and must be applied retrospectively. We do not expect the adoption of this guidance to have an impact on our consolidated financial statements.

In September 2011, the FASB issued new accounting guidance on testing of goodwill for impairment. Under the revised guidance, entities testing for goodwill impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e. step 1 of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment would be required. The guidance is effective for the us in 2012, with early adoption permitted. We do not expect the adoption of this guidance to have an impact on the our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Titanium Asset Management Corp.:

We have audited the accompanying consolidated balance sheets of Titanium Asset Management Corp. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Titanium Asset Management Corp. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

March 9, 2012

Titanium Asset Management Corp.

Consolidated Balance Sheets

	December 31, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	$2,787,000	$4,698,000
Investments	2,990,000	3,354,000
Accounts receivable	3,718,000	4,783,000
Other current assets	828,000	1,179,000
Total current assets	10,323,000	14,014,000

Investment in equity investees	4,707,000	5,898,000
Property and equipment, net	478,000	455,000
Goodwill	13,264,000	25,147,000
Intangible assets, net	14,913,000	21,605,000
Total assets	$43,685,000	$67,119,000

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$91,000	$42,000
Acquisition payments due	-	4,000,000
Accrued compensation	1,456,000	2,634,000
Other current liabilities	878,000	905,000
Total current liabilities and total liabilities	2,425,000	7,581,000

Commitments and contingencies

Stockholders’ equity
Common stock, $0.0001 par value; 54,000,000 shares authorized; 20,634,232 and 20,442,232 shares issued and outstanding at December 31, 2011 and 2010, respectively	2,000	2,000
Restricted common stock, $0.0001 par value; 720,000 shares authorized; 612,716 shares issued and outstanding at December 31, 2011 and 2010	–	–
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	–	–
Additional paid-in capital	100,971,000	100,971,000
Accumulated deficit	(59,618,000)	(41,368,000)
Other comprehensive income (loss)	(95,000)	(67,000)
Total stockholders’ equity	41,260,000	59,538,000
Total liabilities and stockholders’ equity	$43,685,000	$67,119,000

See notes to consolidated financial statements.

Titanium Asset Management Corp.

Consolidated Statements of Operations

	Year ended December 31,
	2011	2010

Operating revenues	$21,875,000	$23,570,000

Operating expenses
Administrative	21,332,000	24,123,000
Amortization of intangible assets	6,692,000	3,315,000
Impairment of goodwill	12,423,000	11,000,000
Total operating expenses	40,447,000	38,438,000

Operating loss	(18,572,000)	(14,868,000)

Other Income
Interest income	85,000	276,000
Net realized gains (losses) on investments	(41,000)	220,000
Income from equity investees	278,000	786,000
Interest expense	-	(16,000)

Loss before taxes	(18,250,000)	(13,602,000)

Income tax expense	-	-

Net loss	$(18,250,000)	$(13,602,000)

Earnings (loss) per share
Basic	$(0.88)	$(0.66)
Diluted	$(0.88)	$(0.66)

Weighted average number of common shares outstanding:
Basic	20,634,232	20,680,157
Diluted	20,634,232	20,680,157

See notes to consolidated financial statements.

Titanium Asset Management Corp.

Consolidated Statements of Comprehensive Loss

	Year ended December 31,
	2011	2010

Net loss	$(18,250,000)	$(13,602,000)

Other comprehensive income items:
Unrealized gains (losses) on available for sale securities	(43,000)	12,000
Net (gains) losses reclassified from accumulated other comprehensive income to earnings	15,000	(251,000)
Income tax on other comprehensive income items	-	-
Other comprehensive income items, net of tax	(28,000)	(239,000)

Comprehensive loss	$(18,278,000)	$(13,841,000)

See notes to consolidated financial statements.

Titanium Asset Management Corp.

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended December 31, 2011 and 2010

	Common Stock			Restricted Shares
	Shares	Shares held by TIP	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Deficit)	Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balances at January 1, 2010	20,689,478	(124,662)	2,000	612,716	-	100,332,000	(27,766,000)	172,000	72,740,000
Equity compensation expense	-	-	-	-	-	46,000	-	-	46,000
Forfeitures of employee share grants	-	(50,000)	-	-	-	(185,000)	-	-	(185,000)
Redemption of common stock	(22,992)	(49,592)	-	-	-	(182,000)	-	-	(182,000)
Cancellation of remaining shares held by TIP	(224,254)	224,254	-	-	-	-	-	-	-
Reclassification of deferred stock grant obligation	-	-	-	-	-	960,000	-	-	960,000
Net loss and comprehensive loss	-	-	-	-	-	-	(13,602,000)	(239,000)	(13,841,000)
Balances at December 31, 2010	20,442,232	-	$2,000	612,716	$-	$100,971,000	$(41,368,000)	$(67,000)	$59,538,000
Issuance of common stock in connection with deferred stock grant	192,000	-	-	-	-	-	-	-	-
Net loss and comprehensive loss	-	-	-	-	-	-	(18,250,000)	(28,000)	(18,278,000)
Balances at December 31, 2011	20,634,232	-	$2,000	612,716	$-	$100,971,000	$(59,618,000)	$(95,000)	$41,260,000

See notes to consolidated financial statements.

Titanium Asset Management Corp.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2011	2010
Cash flows from operating activities
Net loss	$(18,250,000)	$(13,602,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of intangible assets	6,692,000	3,315,000
Impairment of goodwill	12,423,000	11,000,000
Depreciation	121,000	100,000
Share compensation expense (credit)	-	(139,000)
Loss (gain) on investments	41,000	(220,000)
Income from equity investees	(278,000)	(786,000)
Income distributions from equity investees	169,000	552,000
Accretion of acquisition obligations	-	16,000
Changes in assets and liabilities:
Decrease in accounts receivable	1,065,000	247,000
Decrease (increase) in other current assets	351,000	(17,000)
Increase (decrease) in accounts payable	49,000	(195,000)
Decrease in other current liabilities	(1,205,000)	(165,000)
Net cash provided by operating activities	1,178,000	106,000

Cash flows from investing activities
Purchases of investments	(5,085,000)	(13,294,000)
Sales and redemptions of investments	5,380,000	22,470,000
Investments in equity investees	-	(5,000,000)
Capital distributions from equity investees	1,300,000	1,515,000
Purchases of property and equipment	(144,000)	(128,000)
Acquisitions of subsidiaries, net of cash acquired	(4,540,000)	(5,744,000)
Net cash used in investing activities	(3,089,000)	(181,000)

Net decrease in cash and cash equivalents	(1,911,000)	(75,000)

Cash and cash equivalents:
Beginning	4,698,000	4,773,000
Ending	$2,787,000	$4,698,000

Supplemental disclosure of cash flow information
Income taxes refunded	$-	$-

Supplemental disclosure of non-cash investing and financing activities
Additional acquisition obligations	$-	$4,000,000
Reclassification of deferred stock grant obligation	$-	$960,000

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

The Company consolidates all investments in affiliates in which the company’s ownership exceeds 50% or where the Company has control. In addition, the Company consolidates any variable interest entity (“VIE”) for which the Company is considered the primary beneficiary. A VIE is an entity in which either (a) the equity investment at risk is not sufficient to permit the entity to finance its own activities without additional financial support or (b) the voting rights of the equity investors are not proportional to their obligations to absorb the expected losses of the entity or their rights to receive the expected residual returns of the entity. At December 31, 2011, the Company did not qualify as the primary beneficiary of any of the private funds in which it invests or manages.

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

Basis of presentation – These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Those principles require management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to the Consolidated Financial Statements. Management believes that the accounting estimates are appropriate and the resulting balances are reasonable; however, due to inherent uncertainties in making estimates, actual results could differ from those estimates.

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

Operating revenues – Operating revenues include income from investment advisory fees, incentive management fees, and referral fees. Revenue is recognized when the following criteria are met: evidence of an arrangement exists, the price is fixed or determinable, collectability is reasonable assured and delivery has occurred or services have been rendered. The Company bills its investment advisory fees in accordance with the contractual arrangements and as services are performed. Fees are calculated based on the fair value of the assets under management held in client portfolios. Assets under management consist of equity and fixed income securities. Equity securities are valued at the last closing price on the primary exchange on which the securities are traded. Substantially all fixed income securities are valued based on prices from independent pricing services. The percentage of assets under management for which the Company estimates fair value is not significant to the total value of its assets under management. Fees may be billed in arrears or advance. The Company had deferred revenue for services billed in advance of $69,000 and $71,000 as of December 31, 2011, and 2010, respectively.

The Company also earns incentive management fees under arrangements that entitle the Company to participate, on a fixed-percentage basis, in the net profits earned by certain of the private funds organized by the Company to which the Company acts as an investment advisor. The Company’s participation percentage is multiplied by the net profits earned by these managed companies to determine the amount of the incentive fee. If losses are incurred, the losses are netted against net profits before the Company is eligible to participate in any incentive fees. Incentive fees, if any, are calculated and paid on an annual basis. The Company recognizes incentive fee income at the conclusion of the performance period, when all contingencies are resolved. The Company recognized incentive fees of $262,000 and $689,000 for the years ended December 31, 2011 and 2010, respectively.

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

Accounts receivable and allowance for doubtful accounts – Accounts receivable are customer obligations due under normal trade terms. The Company reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. At December 31, 2011 and 2010, the Company did not believe an allowance for doubtful accounts was necessary based on the balances outstanding and its history of collections.

Property and equipment – Property and equipment are stated at cost or acquired values and depreciated on a straight-line basis over their estimated useful lives, which range from 2 to 5 years. Leasehold improvements are depreciated on a straight-line basis over the shorter of their estimated useful lives or the term of the lease. Property and equipment, net of accumulated depreciation, as of December 31, 2011 and 2010 were as follows:

	December 31,
	2011	2010

Equipment	$557,000	$420,000
Leasehold improvements	317,000	310,000
Total property and equipment	874,000	730,000
Accumulated depreciation	(396,000)	(275,000)
Net property and equipment	$478,000	$455,000

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

Identifiable intangible assets are carried at amortized cost. Intangible assets with definite lives are amortized over their useful lives and amortization is computed using the straight line method over their expected useful lives. The Company periodically reassesses the remaining useful lives of its intangible assets based on significant terminations or redemption activity that might indicate that respective attrition rates have changed substantively. Long-lived assets, which include intangible assets, are tested for recoverability whenever events of changes in circumstances indicate that their carrying amounts may not be recoverable. Impairment losses are recognized if the carrying amount of a long-lived asset is not recoverable and exceeds its fair value.

Advertising and promotional costs – The Company expenses all advertising and promotional costs as incurred. Advertising and promotional cost expense was approximately $235,000 and $256,000 for the years ended December 31, 2011 and 2010, respectively.

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

The Company accounts for tax uncertainties based on a more likely than not recognition threshold whereby tax benefits are only recognized when the Company believes that they have a greater than 50% likelihood of being sustained upon examination by taxing authorities. The Company has evaluated all its other tax positions and determined that it had no uncertain income tax positions at December 31, 2011.

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

Investments measured and reported at fair value are classified and disclosed in one of three categories based on the lowest level input that is significant to the fair value measurement in its entirety. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s classification within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

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

Recent accounting pronouncements

None of the new accounting standards and amendments to standards that were required to be adopted during 2011 had a significant impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued guidance introducing a new consolidation model. This guidance prescribes how enterprises account for and disclose their involvement with VIEs and other entities whose equity at risk is insufficient or lacks certain characteristics. This new accounting changes how an entity determines whether it is the primary beneficiary of a VIE and whether the VIE should be consolidated and requires additional disclosures. In February 2010, the FASB issued an amendment to this standard. The amendment indefinitely defers a requirement to perform a qualitative analysis to determine whether an entity’s variable interests give it a controlling financial interest in a VIE for certain investment held by an entity. The deferral generally applies to entities with interests in entities that have attributes of an investment company, such as our private funds. The Company does not believe the new consolidation model would change its conclusion regarding the consolidation of the private funds that it manages, or in which the Company invests.

In May 2011, the FASB issued new accounting guidance on fair value measurement. The new guidance clarifies some existing concepts, eliminates wording differences between GAAP and International Financial Reporting Standards (“IFRS”), and in some limited cases, changes some principles to achieve convergence between GAAP and IFRS. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and IFRS. It also expands the disclosures for fair value measurements that are estimated using significant unobservable (level 3) inputs. The guidance is effective for the Company in 2012 and must be applied prospectively. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In June 2011, the FASB issued new accounting guidance on presentation of comprehensive income. The new guidance requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of shareholders’ equity. The guidance is effective for the Company in 2012 and must be applied retrospectively. The Company does not expect the adoption of this guidance to have an impact on its consolidated financial statements.

In September 2011, the FASB issued new accounting guidance on testing of goodwill for impairment. Under the revised guidance, entities testing for goodwill impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e. step 1 of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment would be required. The guidance is effective for the Company in 2012, with early adoption permitted. The Company does not expect the adoption of this guidance to have an impact on its consolidated financial statements.

Note 3 – Acquisition obligations

In connection with the acquisitions of Wood, Sovereign, NIS and Boyd, the acquisition agreements provided for deferred fixed payments and contingent payments based on assets under management or revenues at specified future dates.

The acquisition agreement for Wood provided for contingent payments related to revenue and assets under management milestones during the three-year period after closing. In 2009, the Company paid the sellers in 2009 an additional $450,000 in cash and 179,976 shares of common stock with a fair value of $450,000 based on Wood’s assets under management as of September 30, 2009. This contingent payment resulted in an additional $900,000 of goodwill in 2009. In 2011, the Company made a final payment to the sellers totaling $540,000 in cash based on Wood’s assets under management as of September 30, 2011. This contingent payment resulted in an additional $540,000 of goodwill in 2011.

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

The final NIS acquisition obligation was paid in May 2010.

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

The amendment also fixed January 3, 2011 as the issuance date for the deferred stock grant of 192,000 shares of Common Stock. As a result, the Company reclassified the $960,000 deferred stock grant obligation to additional paid-in capital on the amendment date.

At December 31, 2011, no further fixed or contingent acquisition obligations remain.

Note 4 – Investments

The Company’s portfolio of debt securities are classified as available for sale securities. The Company’s investments in affiliates are accounted for using the equity method of accounting because the Company has significant influence over the management of the funds.

Portfolio of debt securities

	Amortized cost	Unrealized gains	Unrealized losses	Fair value

December 31, 2011	$3,000,000	$7,000	$(17,000)	$2,990,000
December 31, 2010	$3,336,000	$19,000	$(1,000)	$3,354,000

Debt securities accounted for as available-for-sale and held at December 31, 2011 mature as flows:

	Amortized cost	Fair value
Within one year	$1,942,000	$1,934,000
After one year but within five years	$1,058,000	$1,056,000

The following table provides a summary of the changes in and results of investment activities for the years ended December 31, 2011 and 2010. The specific identification method is used to determine the cost basis of investments sold and the realized gain or loss.

	2011	2010

Available for sale securities:
Proceeds from sale	$5,380,000	$22,470,000
Gross realized gains on sales	16,000	302,000
Gross realized losses on sales	(57,000)	(82,000)
Unrealized gains (losses)	(43,000)	12,000
Net gains (losses) reclassified out of accumulated other comprehensive income to earnings	(15,000)	251,000

Investments in equity investees

Investments in equity investees include the Company’s investment in the Titanium TALF Opportunity Fund (the “TALF Fund”), which it organized for its clients to invest in securities participating in the Term Asset-Backed Securities Loan Facility (“TALF”) of the Federal Reserve Bank of New York. The Company is the managing member of the TALF Fund and serves as the investment manager for the TALF Fund for which it receives management fees. As of December 31, 2011, the Company’s investment in the TALF Fund represents approximately 11% of the net assets of the TALF Fund. Because the Company has an equity interest in the TALF Fund and has significant influence over the TALF Fund’s daily activities through its role as managing member and investment manager, the Company accounts for this investment using the equity method of accounting.

Investments in equity investees also include the Company’s investment in the Titanium Absolute Return Fund, LLC (formerly, the NIS Fixed Income Arbitrage Fund, LTD.) (the “Absolute Return Fund”). The Company is the managing member of the Absolute Return Fund and serves as the investment manager for the Absolute Return Fund for which it receives management fees. As of December 31, 2011, the Company’s investment in the Absolute Return Fund represents approximately 10% of the net assets of the Absolute Return Fund. Because the Company has an equity interest in the Absolute Return Fund and has significant influence over the Absolute Return Fund’s daily activities through its role as managing member and investment manager, the Company accounts for this investment using the equity method of accounting.

The activity related to the Company’s investment in equity investees for the years ended December 31, 2011 and 2010 is as follows:

Investments in affiliates at January 1, 2010	$2,000,000
Additional investments	5,000,000
Equity in income of affiliates	786,000
Distributions	(2,067,000)
Investments in affiliates at December 31, 2010	5,898,000
Equity in income of affiliates	278,000
Distributions	(1,469,000)
Investments in affiliates at December 31, 2011	$4,707,000

Note 5 – Goodwill and intangible assets

The changes in goodwill for years ended December 31, 2011 and 2010 are as follows:

	Cost	Accumulated Impairment Losses	Carrying Amount
Goodwill at January 1, 2010	$36,636,000	$(8,489,000)	$28,147,000
Additional purchase consideration for Boyd acquisition	8,000,000	-	8,000,000
Impairment of goodwill	-	(11,000,000)	(11,000,000)
Goodwill at December 31, 2010	44,636,000	(19,489,000)	25,147,000
Additional purchase consideration for Wood acquisition	540,000	-	540,000
Impairment of goodwill	-	(12,423,000)	(12,423,000)
Goodwill at December 31, 2011	$45,176,000	$(31,912,000)	$13,264,000

For purposes of testing goodwill for impairment, the Company attributes all goodwill to a single reporting unit. The Company has aggregated all of its subsidiaries into a single reporting unit because the subsidiaries provide similar services to similar clients, operate in the same regulatory framework, and share similar economic characteristics. The Company’s shared sales force is organized to market the full range of the Company’s products and services.

The Company estimates fair value using both an income approach and a market approach. Because the market approach includes more mature asset management companies with greater scale than the Company, the Company has given less weight to the market approach values. For the 2011 year end assessment, the Company used only the value from the income approach, whereas previous assessments estimated fair value with the income approach values weighted 75% and the market approach values weighted 25%.

The income approach uses a discounted cash flow model that takes into account assumptions that marketplace participants would use in their estimates of fair value, current period actual results, and forecasted results for future periods that have been reviewed by senior management. In preparing its forecasts, the Company considers historical and projected growth rates, its business plans, prevailing business conditions and trends, anticipated needs for working capital and capital expenditures, and historical and expected levels and trends of operating profitability. Revenues primarily are forecast based on growth estimates for assets under management, which grow based on net new business flows and market returns.

The market approach employs market multiples for comparable companies. Fair value estimates are established using multiples of assets under management and current and forward multiples of revenue and earnings before income, taxes, depreciation and amortization (referred to as EBITDA).

During the last three years, the Company has incurred significant outflows of assets under management, which primarily related to significant contraction in the Wood and Sovereign assets under management and ongoing withdrawal activity from multiemployer pension clients, while gains from new clients have been limited. The combination of these factors has resulted in net new business flows that were negative and below prior forecasts.

During 2011, the Company recognized impairment charges totaling $12,423,000.

Following the end of the first quarter of 2011, the Company was notified by Attalus of redemptions and a reduction in its referral fee rates that significantly exceeded the estimates that were received in connection with the 2010 year end assessment of goodwill. From ensuing discussions with the management of Attalus, the Company became aware of additional concerns with the relationship that may impact the marketing relationship beyond the current contractual period. These factors caused the Company to further reduce its long-term forecast of referral fee revenues and triggered an interim assessment of goodwill as of March 31, 2011. As a result of that assessment, the Company concluded that goodwill had been impaired and recognized an impairment charge of $3,500,000 as the reduction in the forecast long-term referral fee revenues had resulted in a reduced estimate of the Company’s value.

In completing its annual impairment test for goodwill as of December 31, 2011, the Company concluded that the goodwill balance was impaired and recognized an additional impairment charge of $8,923,000.

The Company’s forecast prepared for its 2011 year end assessment includes net business flows assumptions of approximately 3% for 2012 through 2015. These growth rates are significantly reduced from previously forecast growth rates. While the current estimates for new business growth represent an improvement over recent history, the Company believes they are reasonable because its recent investment performance should enhance its selling efforts to current and prospective clients. Market return assumptions throughout the forecast period generally are based on long-term expectations for the respective asset categories, however fixed income market return estimates for 2012 have been reduced based on the current interest rate environment. Administrative expenses were forecast to further decline in 2012 with the elimination of severance costs and full year impacts of cost reductions achieved during 2011. Administrative expense growth beyond 2012 is limited to modest levels reflecting compensation increases that are constrained primarily by increases in revenue or profitability. Cash flows beyond the five year forecast period were projected at 4% per annum. The Company used a weighted average cost of capital of 14.5% determined using the capital asset pricing model and include a risk premium for inherent uncertainties in achieving projected revenue growth.

During 2010, the Company recognized goodwill impairment charges totaling $11,000,000 based on impairment tests completed as of September 30, 2010 and December 31, 2010.

As indicated above, the preparation of the forecasts and discounted cash flow valuations are judgmental and are subject to inherent uncertainties. The inability to achieve forecast results could result in further goodwill impairment charges.

The changes in intangibles assets for the years ended December 31, 2011 and 2010 were as follows:

	Cost	Accumulated Amortization	Carrying Amount
Intangible assets at January 1, 2010	$38,380,000	$(13,460,000)	$24,920,000
Amortization expense	-	(3,315,000)	(3,315,000)
Intangible assets at December 31, 2010	38,380,000	(16,775,000)	21,605,000
Amortization expense	-	(6,692,000)	(6,692,000)
Write off of fully amortized assets	(12,789,000)	12,789,000	-
Intangible assets at December 31, 2011	$25,591,000	$(10,678,000)	$14,913,000

Identifiable intangible assets, net of amortization at December 31, 2011 and 2010, were as follows:

	December 31, 2011			December 31, 2010
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(in thousands)
Wood client relationships	$-	$-	$-	$12,026	$10,968	$1,058
Wood brand	-	-	-	444	360	84
NIS referral relationship	16,052	7,417	8,635	16,052	2,943	13,109
NIS client relationships	7,037	1,760	5,277	7,037	1,290	5,747
Boyd client relationships	2,502	1,501	1,001	2,821	1,214	1,607

Totals	$25,591	$10,678	$14,913	$38,380	$16,775	$21,605

The Company periodically reassesses the remaining useful lives of these intangible assets based on significant terminations or redemption activity that might indicate that respective attrition rates have changed substantively. Throughout 2011, the Company considered the impact of recurring redemptions of the Attalus assets and their impact on the remaining useful life of its NIS referral relationship intangible asset. The most recent assessment at year end resulted in reducing the estimated remaining useful life to approximately 15 months as of October 1, 2011. The revisions to the remaining useful life of the NIS referral relationship intangible asset resulted in increased amortization expense totaling approximately $3,400,000 during 2011. As of December 31, 2011, amortization is based on the following estimated remaining useful lives: NIS referral relationship asset – 1 year, NIS client relationships – 11 years, and Boyd client relationships – 2 years.

The estimated annual amortization expense for each of the next five years is as follows:

Year	Amount
2012	$9,604,000
2013	970,000
2014	469,000
2015	469,000
2016	469,000

Note 6 – Stockholders’ equity

The Company’s authorized capital consists of 54,000,000 shares of common stock with a $0.0001 par value, 720,000 shares of restricted common stock with a $0.0001 par value, and 1,000,000 shares of preferred stock with a $0.0001 par value. The restricted common stock shares carry voting rights and no rights to dividends except in the case of liquidation of the Company. The restricted common stock shares convert on a one for one basis into shares of common stock if at any time prior to March 2, 2012, the ten-day average share price of the common stock exceeds $6.90 or if there is a change in control (as defined in the Company’s certificate of incorporation). If the restricted common stock has not been converted prior to that date, all of the restricted common stock will be automatically redeemed at par value. No preferred stock has been issued at December 31, 2011.

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

As part of the private placement, the Company granted an option to Sunrise Securities Corp. to acquire 2,000,000 units at a price of $6.60 (each unit consists of one share of common stock and one warrant to acquire one share of common stock at $4.00 per share). Subsequent to the expiration of the warrants, the options are only exercisable for one share of common stock at an exercise price of $5.50 per share. These options expire in June 2012. At December 31, 2011, all of these options remain outstanding.

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

Note 7 – Income taxes

The components of the income tax expense are as follows:

	Year ended December 31,
	2011	2010
Current
Federal	$-	$-
Deferred
Federal	(5,753,000)	(4,207,000)
State	(1,040,000)	(794,000)
	(6,793,000)	(5,001,000)
Increase in valuation allowance	6,793,000	5,001,000
	-	-
Income tax expense	$-	$-

The following is a reconciliation between the expected income tax expense (benefit) using the federal statutory tax rate (34%) and the income tax expense.

	Year ended December 31,
	2011	2010
Income tax benefit at federal statutory rate	$(6,205,000)	$(4,624,000)
State income taxes, net of federal tax benefit	(686,000)	(524,000)
Other	98,000	147,000
Increase in valuation allowance	6,793,000	5,001,000
Income tax expense	$-	$-

The Company’s deferred tax assets and liabilities relate to the following temporary differences between financial accounting and tax bases as follows:

	December 31,
	2011	2010
Net operating loss carryforwards	$7,682,000	$6,084,000
Goodwill and intangible assets	14,364,000	9,297,000
Other	21,000	(107,000)
Total deferred tax assets	22,067,000	15,274,000
Valuation allowance	(22,067,000)	(15,274,000)
Net deferred tax assets	$-	$-

At December 31, 2011, the Company had a federal net operating loss carryforwards of approximately $20,363,000 that expire between 2028 and 2031 and state net operating loss carryforwards totaling approximately $17,264,000 that expire between 2023 and 2031.

In assessing the realizability of the Company’s deferred tax assets, it considers all relevant positive and negative evidence in determining whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of the gross deferred tax assets depends on several factors, including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. Pursuant to FASB guidance, a cumulative loss in recent years is a significant piece of negative evidence to be considered in evaluating the need for a valuation allowance that is difficult to overcome. Based on the pretax losses in 2008 through 2011, the Company determined that it was no longer appropriate to consider expected future income as the primary factor in determining the realizability of its deferred tax assets. Further, management has not identified any prudent and feasible tax planning strategies supportive of any portion of the deferred tax assets. As a result, the Company has recognized valuation allowances that fully offset the net deferred tax assets as of December 31, 2011 and 2010.

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

The computation of basic and diluted EPS is as follows:

	Year ended December 31,
	2011	2010
Basic EPS:
Net loss	$(18,250,000)	$(13,602,000)

Weighted average shares of common stock outstanding	20,634,232	20,488,157
Shares of common stock to be issued in Boyd acquisition	-	192,000
Basic weighted average shares of common stock outstanding	20,634,232	20,680,157

Basic EPS	$(0.88)	$(0.66)

Diluted EPS:
Net loss	$(18,250,000)	$(13,602,000)

Basic weighted average shares of common stock outstanding	20,634,232	20,680,157
Shares of common stock under compensatory common stock grants	-	10,856
Diluted weighted average shares of common stock outstanding	20,634,232	20,691,013

Diluted EPS	$(0.88)	$(0.66)

The diluted weighted average shares amount for the years ended December 31, 2011 and 2010 are provided for informational purposes, as the net loss for these periods causes basic earnings per share to be the most dilutive.

Note 9 – Major customer

NIS has a referral arrangement with Attalus Capital, L.L.C. (“Attalus”), under which NIS assists Attalus by referring investors and providing advice on potential investment issues, providing support in the preparation of marketing and reporting materials, and assisting in marketing presentations. In consideration of these services, NIS receives referral fees based on contractually defined rates. The fees are paid quarterly in arrears based on the amount of assets under management of the clients referred to Attalus under this arrangement. The fees under this arrangement were $1,106,000 and $2,418,000 for 2011 and 2010, respectively.

Note 10 – Retirement Plans

The Company, through each of its subsidiaries, sponsors defined contribution plans covering substantially all employees. The Company contributed approximately $287,000 and $230,000 in matching funds for the years ended December 31, 2011 and 2010, respectively. The NIS plan also provides a discretionary component whereby NIS can make an additional contribution to the plan that is allocated based on the compensation of eligible employees. There was no discretionary contribution made for 2011. The discretionary contribution for 2010 was approximately $400,000.

Note 11 – Fair Value Disclosures

Under the FASB’s fair value requirements, the fair values for assets and liabilities are to be disclosed based on three levels of input: Level 1 – quoted prices in active markets for identical assets or liabilities; Level 2 – observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; or Level 3 – unobservable inputs that are supported by little or no market activity and that are significant to the fair value of assets or liabilities. Level 3 assets and liabilities include financial instruments the value of which is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. The Company’s Level 1 investments include investments in exchange traded money market funds.

The Company measures the following assets at fair values on a recurring basis:

	Category used for Fair Values
	Level 1	Level 2	Level 3

Assets at December 31, 2011
Cash and cash equivalents	$2,787,000	$-	$-
Current securities available for sale – Debt securities	-	2,990,000	-
	$2,787,000	$2,990,000	$-

Assets at December 31, 2010
Cash and cash equivalents	$4,698,000	$-	$-
Current securities available for sale – Debt securities	-	3,354,000	-
	$4,698,000	$3,354,000	$-

In completing the impairment assessments for its goodwill and other intangible assets, the Company must use unobservable inputs (level 3) that are supported by little or no market activity and that are significant to the fair values of these assets. The description for these fair value estimates and the impairment charges recognized during 2011 and 2010 are discussed in Note 5.

Note 12 – Commitments and Contingencies

The Company leases certain corporate offices, office equipment and computer software under lease agreements with terms up to five years with options to renew for additional periods, and requirements for the Company to pay property taxes, insurance and maintenance. Rent expense was $952,000 and $1,066,000 for the years ended December 31, 2011 and 2010, respectively. The following is a schedule by year of the future minimum lease payments due under agreements with terms extending beyond one year:

Year ending December 31,	Amount
2012	$727,000
2013	651,000
2014	561,000
2015	559,000
2016	440,000
Thereafter	967,000

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

On October 25, 2011, a former client of Sovereign filed suit in the State of Illinois Circuit Court against Sovereign, alleging negligence and breach of fiduciary duty on the part of Sovereign in investing the former client’s assets in auction-rate securities. The claim alleges, among other things, that Sovereign failed to conduct adequate due diligence into the auction rate securities purchased for the former client’s account, and that the investment in the auction rate securities was outside the former client’s investment guidelines. The suit seeks $4,700,000 in damages, plus pre-judgment interest. Previously, the former client had made a similar claim under federal securities statures and that claim was dismissed with prejudice on October 26, 2010. While management believes the new claim is without merit and intends to defend vigorously against this action, at this preliminary stage, it cannot determine the potential liability of the Company, the likelihood of an unfavorable outcome, or the potential cost of defense. In any event, management believes the new claim is covered by insurance, subject to the payment of deductible amounts by the Company.

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

We evaluated the effectiveness of internal control over financial reporting as of December 31, 2011 in relation to criteria described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

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

The information required by this item with respect to our executive officers is set forth in Part I of this Annual Report on Form 10-K and is incorporated by reference. The information required by this item with respect to our directors, our Audit Committee and its members, and audit committee financial expert is incorporated by reference from our definitive proxy statement for the 2012 Annual Meeting of Stockholders under the caption “Proposal One—Election of Directors.” The information required by this item with respect to compliance with Section 16(a) of the Exchange Act is incorporated by reference from our definitive proxy statement for the 2012 Annual Meeting of Stockholders under the caption “Stock Ownership—Section 16(a) Beneficial Ownership Reporting Compliance.”

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

The information required by this item is incorporated by reference from our definitive proxy statement for the 2012 Annual Meeting of Stockholders under the caption “Compensation of the Named Executive Officers and Directors.”

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item with respect to the security ownership of certain beneficial owners and the security ownership of management is incorporated by reference from our definitive proxy statement for the 2012 Annual Meeting of Stockholders under the caption “Stock Ownership—Beneficial Ownership of Certain Stockholders, Directors and Executive Officers.”

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2011, information with respect to our compensation arrangements:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in the First Column)

Equity compensation plans approved by security holders	—		—	—

Equity compensation plans not approved by security holders	2,000,000	(1)	$5.50	—

Total	2,000,000		$5.50	—

(1)	Consists of currently exercisable unit purchase options (referred to as UPOs) to purchase 2,000,000 units, i.e., 2,000,000 shares of Common Stock at an exercise price of $6.60 and 2,000,000 Warrants, which were exercisable for $4.00 per share of Common Stock granted to certain officers, directors and employees of Sunrise Securities Corp., or Sunrise, and a Sunrise charitable foundation as partial compensation for Sunrise’s services as placement agent for our private placement, not part of an ongoing plan. Subsequent to the expiration of the Warrants in June 2011, the options are currently only exercisable for one share of Common Stock at an exercise price of $5.50. Each UPO expires on June 20, 2012.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item with respect to certain relationships and related transactions is incorporated by reference from our definitive proxy statement for the 2012 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions.” The information required by this item with respect to director and committee member independence is incorporated by reference from our definitive proxy statement for the 2012 Annual Meeting of Stockholders under the caption “Proposal One—Election of Directors.”

ITEM 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference from our definitive proxy statement for the 2012 Annual Meeting of Stockholders under the caption “Proposal Two—Ratification of the Appointment of Our Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2011 and 2010

•	Consolidated Statements of Operations for the Years Ended December 31, 2011 and 2010

•	Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2011 and 2010

•	Consolidated Statements of Changes in Stockholders’ Equity for the Years ended December 31, 2011 and 2010

•	Consolidated Statements of Cash Flows for Years Ended December 31, 2011 and 2010

•	Notes to Financial Statements

(2)	Financial Statement Schedule:

Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits:

Exhibit	Description

2.1	Sale and Purchase Agreement among Titanium Asset Management Corp., Wood Asset Management, Inc., and a number of individuals dated September 5, 2007 (1) (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

2.2	Sale and Purchase Agreement among Titanium Asset Management Corp., Sovereign Holdings, LLC and JARE, Inc. and its owners dated September 5, 2007 (1) (incorporated by reference to Exhibit 2.2 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

2.3	Stock Purchase Agreement by and among Titanium Asset Management Corp., National Investment Services, Inc., NIS Holdings, Inc., and the shareholders of NIS Holdings, Inc. dated February 28, 2008 (1) (incorporated by reference to Exhibit 2.3 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

2.4	Membership Interest Purchase Agreement, dated as of November 7, 2008, by and among Titanium Asset Management Corp., BWAM Holdings, LLC, Boyd Watterson Asset Management, LLC, the common members of BWAM Holdings, LLC and, for limited purposes, the preferred members of BWAM Holdings, LLC. (1) (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 5, 2009, File No. 000-53352)

Exhibit	Description

2.5	Amendment No. 1 to Membership Interest Purchase Agreement, dated as of December 30, 2008, among Titanium Asset Management Corp., Boyd Watterson Asset Management, LLC and Mr. Michael E. Bee, acting in his capacity as the agent and attorney in fact with the authority to act on behalf of BWAM Holdings, LLC, the common members of BWAM Holdings, LLC and, for limited purposes, the preferred members of BWAM Holdings, LLC (incorporated by reference to Exhibit 2.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 5, 2009, File No. 000-53352)

2.6	Amendment No. 2 to Membership Interest Purchase Agreement, dated as of December 28, 2010, among Titanium Asset Management Corp., Boyd Watterson Asset Management, LLC and Michael E. Bee, acting in his capacity as the agent and attorney in fact with the authority to act on behalf of BWAM Holdings, LLC, the common members of BWAM Holdings, LLC and, for limited purposes, the preferred members of BWAM Holdings, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 30, 2010, File No. 000-53352)

3.1	Amended and Restated Certificate of Incorporation of Titanium Asset Management Corp. (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

3.2	Amendment to Amended and Restated Certificate of Incorporation of Titanium Asset Management Corp. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

3.3	Bylaws of Titanium Asset Management Corp. (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.1	Form of Common Stock Share Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.2	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.3	Warrant Deed dated as of June 21, 2007 between Titanium Asset Management Corp. and Capita Registrars (Jersey) Limited (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.4	Registration Rights Agreement between Titanium Asset Management Corp. and the parties on the signature pages thereto dated June 21, 2007 (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.5	Investor Rights Agreement between Titanium Asset Management Corp., Sunrise Securities Corp. and Seymour Pierce Limited dated June 21, 2007 (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

Exhibit	Description

4.6	Form of Unit Purchase Option between Titanium Asset Management Corp. and certain Employees and Affiliates of Sunrise Securities Corp. (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.7	Share Escrow Agreement dated as of June 21, 2007 by and among Titanium Asset Management Corp., Founding Stockholders and Capita Trust Company (Jersey) Limited (1) (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.8	Form of Lock In Deed for Individuals (incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.9	Form of Lock In Deed for Entities (incorporated by reference to Exhibit 4.9 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.10	Form of Lock In Deed for Acquisitions (incorporated by reference to Exhibit 4.10 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.1 †	Letter Agreement between Thomas Hamilton and Titanium Asset Management Corp. dated November 12, 2007, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Amendment No. 1 to Form 10 filed with the Securities and Exchange Commission on September 15, 2008, File No. 000-53352)

10.2	Amended and Restated Fee Arrangement Agreement between Titanium Asset Management Corp. and Integra Management Limited dated July 22, 2008 (1) (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.3 †	Employment Agreement between Nigel Wightman and Titanium Asset Management Corp. dated September 5, 2007 (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.4 †	Employment Agreement between Jeffrey Hines and Sovereign Holdings LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.5 †	Employment Agreement between John Fisher and Wood Asset Management, Inc. dated June 9, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.6 †	Employment Agreement between Robert Kelly and National Investment Services, Inc. (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

Exhibit	Description

10.7 †	Employment Agreement between Robert Brooks and National Investment Services, Inc. (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.8 †	Employment Agreement between Robert J. Siefert and National Investment Services, Inc. (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.9 †	Letter of Appointment to the Board of Directors between Avigdor Kaplan and Titanium Asset Management Corp. dated July 17, 2007 (1) (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.10	Indemnification Agreement dated July 17, 2007 by and between Titanium Asset Management Corp. and Avigdor Kaplan (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.11	Amended and Restated Investment Sub-Advisory Agreement dated February 13, 2006 by and between Attalus Capital, L.L.C. and National Investment Services Inc. (1) (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.12	Referral Letter Agreement dated December 1, 2006 between Attalus Capital, L.L.C. and National Investment Services Inc. (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.13 †	Titanium Asset Management Corp. Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.14 †	Titanium Incentive Plan LLC Operating Agreement (1) (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.15 †	Amendment to Titanium Incentive Plan LLC Operating Agreement (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.16 †	Titanium Incentive Plan LLC Form of Grant Agreement (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.17 †	Oral Agreements regarding Director Compensation

10.18	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.21 to the Registrant’s Amendment No. 1 to Form 10 filed with the Securities and Exchange Commission on September 15, 2008, File No. 000-53352)

Exhibit	Description

10.19†	Employment Agreement between Brian L. Gevry, Titanium Asset Management Corp., and Boyd Watterson Asset Management, LLC dated December 28, 2010

10.20	Indemnification Agreement dated July 1, 2009 by and between Titanium Asset Management Corp. and Shy Talmon (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the Securities and Exchange Commission on August 11, 2009, File No. 000-53352)

10.21	Referral Arrangement Letter Agreement dated July 1, 2009 between Attalus Capital, L.P. and National Investment Services, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the Securities and Exchange Commission on August 11, 2009, File No. 000-53352)

10.22†	Amended Employment Agreement between Robert J. Siefert and National Investment Services, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed with the Securities and Exchange Commission on November 11, 2009, File No. 000-53352)

10.23	Indemnification Agreement dated November 3, 2009 between Titanium Asset Management Corp. and Ron Braverman. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed with the Securities and Exchange Commission on November 11, 2009, File No. 000-53352)

10.24†	Compromise Agreement between Nigel Wightman and Titanium Asset Management Corp. dated March 18, 2010 (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 31, 2011, File No. 000-53352).

16.1	Letter from Cherry, Bekaert, & Holland, L.L.C. dated May 18, 2010 (incorporated by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2010, File No. 000-53352)

21.1	Subsidiaries of Titanium Asset Management Corp.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit	Description

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Furnished with this annual report on Form 10-K are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010, (ii) the Consolidated Statements of Operations for the years ended December 31, 2011 and 2010, (iii) the Consolidated Statements of Comprehensive Loss for the years ended December 31, 2011 and 2010, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2011 and 2010, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010, and (vi) Notes to Condensed Consolidated Financial Statements.

(1)	Certain schedules and exhibits have been omitted from these exhibits pursuant to Item 601(b)(2) of Regulation S K. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Commission.

† Indicates management contract or compensatory arrangement.

* In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 12, 2012

TITANIUM ASSET MANAGEMENT CORP.

	By:	/s/ Robert Brooks
	Name:	Robert Brooks
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Capacity	Date

/s/ Robert Brooks	Chief Executive Officer	March 12, 2012
Robert Brooks	(Principal Executive Officer)

/s/ Jonathan Hoenecke	Chief Financial Officer	March 12, 2012
Jonathan Hoenecke	(Principal Financial Officer and Principal Accounting Officer)

/s/ Yoram Naveh	Chairman	March 12, 2012
Yoram Naveh

/s/ Emmanuel Gill	Vice Chairman	March 12, 2012
Emmanuel Gill

/s/ Avigdor Kaplan	Director	March 12, 2012
Avigdor Kaplan

/s/ Shy Talmon	Director	March 12, 2012
Shy Talmon

/s/ Tal Raz	Director	March 12, 2012
Tal Raz

/s/ Robert Kelly	Director	March 12, 2012
Robert Kelly

/s/ T. Raymond Suplee	Director	March 12, 2012
T. Raymond Suplee

/s/ Ron Braverman	Director	March 12, 2012
Ron Braverman

/s/ Brian Gevry	Director	March 12, 2012
Brian Gevry

EXHIBIT INDEX

Exhibit	Description

2.1	Sale and Purchase Agreement among Titanium Asset Management Corp., Wood Asset Management, Inc., and a number of individuals dated September 5, 2007 (1) (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

2.2	Sale and Purchase Agreement among Titanium Asset Management Corp., Sovereign Holdings, LLC and JARE, Inc. and its owners dated September 5, 2007 (1) (incorporated by reference to Exhibit 2.2 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

2.3	Stock Purchase Agreement by and among Titanium Asset Management Corp., National Investment Services, Inc., NIS Holdings, Inc., and the shareholders of NIS Holdings, Inc. dated February 28, 2008 (1) (incorporated by reference to Exhibit 2.3 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

2.4	Membership Interest Purchase Agreement, dated as of November 7, 2008, by and among Titanium Asset Management Corp., BWAM Holdings, LLC, Boyd Watterson Asset Management, LLC, the common members of BWAM Holdings, LLC and, for limited purposes, the preferred members of BWAM Holdings, LLC. (1) (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 5, 2009, File No. 000-53352)

2.5	Amendment No. 1 to Membership Interest Purchase Agreement, dated as of December 30, 2008, among Titanium Asset Management Corp., Boyd Watterson Asset Management, LLC and Mr. Michael E. Bee, acting in his capacity as the agent and attorney in fact with the authority to act on behalf of BWAM Holdings, LLC, the common members of BWAM Holdings, LLC and, for limited purposes, the preferred members of BWAM Holdings, LLC (incorporated by reference to Exhibit 2.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 5, 2009, File No. 000-53352)

2.6	Amendment No. 2 to Membership Interest Purchase Agreement, dated as of December 28, 2010, among Titanium Asset Management Corp., Boyd Watterson Asset Management, LLC and Michael E. Bee, acting in his capacity as the agent and attorney in fact with the authority to act on behalf of BWAM Holdings, LLC, the common members of BWAM Holdings, LLC and, for limited purposes, the preferred members of BWAM Holdings, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 30, 2010, File No. 000-53352)

3.1	Amended and Restated Certificate of Incorporation of Titanium Asset Management Corp. (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

3.2	Amendment to Amended and Restated Certificate of Incorporation of Titanium Asset Management Corp. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

3.3	Bylaws of Titanium Asset Management Corp. (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

Exhibit	Description

4.1	Form of Common Stock Share Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.2	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.3	Warrant Deed dated as of June 21, 2007 between Titanium Asset Management Corp. and Capita Registrars (Jersey) Limited (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.4	Registration Rights Agreement between Titanium Asset Management Corp. and the parties on the signature pages thereto dated June 21, 2007 (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.5	Investor Rights Agreement between Titanium Asset Management Corp., Sunrise Securities Corp. and Seymour Pierce Limited dated June 21, 2007 (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.6	Form of Unit Purchase Option between Titanium Asset Management Corp. and certain Employees and Affiliates of Sunrise Securities Corp. (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.7	Share Escrow Agreement dated as of June 21, 2007 by and among Titanium Asset Management Corp., Founding Stockholders and Capita Trust Company (Jersey) Limited (1) (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.8	Form of Lock In Deed for Individuals (incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.9	Form of Lock In Deed for Entities (incorporated by reference to Exhibit 4.9 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.10	Form of Lock In Deed for Acquisitions (incorporated by reference to Exhibit 4.10 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.1 †	Letter Agreement between Thomas Hamilton and Titanium Asset Management Corp. dated November 12, 2007, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Amendment No. 1 to Form 10 filed with the Securities and Exchange Commission on September 15, 2008, File No. 000-53352)

Exhibit	Description

10.2	Amended and Restated Fee Arrangement Agreement between Titanium Asset Management Corp. and Integra Management Limited dated July 22, 2008 (1) (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.3 †	Employment Agreement between Nigel Wightman and Titanium Asset Management Corp. dated September 5, 2007 (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.4 †	Employment Agreement between Jeffrey Hines and Sovereign Holdings LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.5 †	Employment Agreement between John Fisher and Wood Asset Management, Inc. dated June 9, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.6 †	Employment Agreement between Robert Kelly and National Investment Services, Inc. (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.7 †	Employment Agreement between Robert Brooks and National Investment Services, Inc. (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.8 †	Employment Agreement between Robert J. Siefert and National Investment Services, Inc. (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.9 †	Letter of Appointment to the Board of Directors between Avigdor Kaplan and Titanium Asset Management Corp. dated July 17, 2007 (1) (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.10	Indemnification Agreement dated July 17, 2007 by and between Titanium Asset Management Corp. and Avigdor Kaplan (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.11	Amended and Restated Investment Sub-Advisory Agreement dated February 13, 2006 by and between Attalus Capital, L.L.C. and National Investment Services Inc. (1) (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.12	Referral Letter Agreement dated December 1, 2006 between Attalus Capital, L.L.C. and National Investment Services Inc. (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

Exhibit	Description

10.13 †	Titanium Asset Management Corp. Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.14 †	Titanium Incentive Plan LLC Operating Agreement (1) (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.15 †	Amendment to Titanium Incentive Plan LLC Operating Agreement (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.16 †	Titanium Incentive Plan LLC Form of Grant Agreement (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.17 †	Oral Agreements regarding Director Compensation

10.18	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.21 to the Registrant’s Amendment No. 1 to Form 10 filed with the Securities and Exchange Commission on September 15, 2008, File No. 000-53352)

10.19†	Employment Agreement between Brian L. Gevry, Titanium Asset Management Corp., and Boyd Watterson Asset Management, LLC dated December 28, 2010

10.20	Indemnification Agreement dated July 1, 2009 by and between Titanium Asset Management Corp. and Shy Talmon (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the Securities and Exchange Commission on August 11, 2009, File No. 000-53352)

10.21	Referral Arrangement Letter Agreement dated July 1, 2009 between Attalus Capital, L.P. and National Investment Services, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the Securities and Exchange Commission on August 11, 2009, File No. 000-53352)

10.22†	Amended Employment Agreement between Robert J. Siefert and National Investment Services, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed with the Securities and Exchange Commission on November 11, 2009, File No. 000-53352)

10.23	Indemnification Agreement dated November 3, 2009 between Titanium Asset Management Corp. and Ron Braverman. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed with the Securities and Exchange Commission on November 11, 2009, File No. 000-53352)

10.24 †	Compromise Agreement between Nigel Wightman and Titanium Asset Management Corp. dated March 18, 2010 (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 31, 2011, File No. 000-53352).

Exhibit	Description

16.1	Letter from Cherry, Bekaert, & Holland, L.L.C. dated May 18, 2010 (incorporated by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2010, File No. 000-53352)

21.1	Subsidiaries of Titanium Asset Management Corp.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Furnished with this annual report on Form 10-K are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010, (ii) the Consolidated Statements of Operations for the years ended December 31, 2011 and 2010, (iii) the Consolidated Statements of Comprehensive Loss for the years ended December 31, 2011 and 2010, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2011 and 2010, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010, and (vi) Notes to Condensed Consolidated Financial Statements.

(1)	Certain schedules and exhibits have been omitted from these exhibits pursuant to Item 601(b)(2) of Regulation S K. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Commission.

† Indicates management contract or compensatory arrangement.

* In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

