Form 10-K/A
period 2011-12-31
Titanium Asset Management Corp
filed 2012-04-30
CIK 1407161

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

At April 20, 2012, there were 20,634,232 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

On March 12, 2012, the undersigned registrant filed its Annual Report on Form 10-K for the year ended December 31, 2011. The registrant hereby amends the original Annual Report on Form 10-K by amending and restating Part III and Part IV of the Form 10-K in their entirety to provide the information that the registrant indicated that it would incorporate by reference from its Proxy Statement for the 2012 Annual Meeting of the Shareholders.

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

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

Set forth below is certain information concerning the current Directors of the Company. Once elected, a director serves for a one-year term or until his successor has been duly appointed, or until his death, resignation or removal. In addition to the information presented below regarding each of the Director’s specific experience, qualifications, attributes and skills, we also believe each Director has a reputation for integrity, honesty and adherence to high ethical standards. Each Director has demonstrated business acumen and an ability to exercise sound judgment, as well as a commitment to service to the Company and the Board of Directors, and each Director takes a conservative and thoughtful approach to addressing issues facing the Company. The combination of skills and attributes identified herein led to the conclusion that each of the Directors should serve as a director.

None of the current Directors hold, or have held in the past five years, a directorship with a company registered under the Exchange Act other than the Company or any registered investment company.

Yoram Naveh, 40, has served as a director since February 8, 2010. Mr. Naveh was appointed as our Chairman on December 19, 2011. Mr. Naveh currently serves as the Chief Executive Officer of Clal, an Israeli financial institution that is an affiliate of the Company. Previously, Mr. Naveh served as the Executive Vice President for Clal and as Chief Executive Officer of Clal Finance Batucha Investment Management Ltd., a subsidiary of Clal. From 2004 to 2008, Mr. Naveh was a Deputy Director and General Counsel of the Corporate Finance Department of the Israel Securities Authority. From 1998 to 2004, Mr. Naveh was an associate with Gross, Kleinhendler, Hodak, Halevy, Greenberg & Co. Law Offices, one of Israel’s leading law firms. Mr. Naveh holds a European Master in Law and Economics and graduated from Haifa University with an LLB and a BA in Economics.

Tal Raz, 50, has served as a director since December 6, 2009. Mr. Raz currently is the Chief Executive Officer for Maariv Holdings Ltd. From 2009 to 2011, Mr. Raz served as Chief Executive Officer of Clal. From 2005 to 2009, Mr. Raz served as Chief Financial Officer for Cellcom Israel Ltd and from 2002 to 2005, Mr. Raz served as Chief Financial Officer of Elron Electronic Industries Ltd. From 1997 to 2001 Mr. Raz served as the President and Chief Executive Officer of Elbit Ltd.

Robert Kelly, 67, has served as a director since March 31, 2008. He is a founder of National Investment Services, Inc. (“NIS”) and was appointed as its Chairman and Chief Executive Officer in 1993 and served in that capacity until 2011. Before founding NIS, he worked at National Investment Services of America, Inc. from 1990 to 1994. Prior to that, Mr. Kelly was president of Kelly & Associates, Inc., which provided administrative services to pension and health plans until its sale in 1990. Mr. Kelly is a past president of the Society of Professional Benefit Administrators and a served as a director of the International Foundation of Employee Benefit Plans for 20 years. Mr. Kelly has also served as vice chairman of Saint Mary’s University of Minnesota. Mr. Kelly attended the University of Notre Dame and Florida Atlantic University.

Robert Brooks, 57, has served as a director since February 8, 2010. He was appointed as our Chief Executive Officer on February 8, 2010. Previously, Mr. Brooks was appointed as a Managing Director of the Company on July 14, 2008 and as Executive Vice President of NIS in 2000. Prior to that time, Mr. Brooks served as Vice-President and Senior Vice President at NIS. In those positions, Mr. Brooks was the lead officer for business development, client relations and consultant relations for the Company, and was involved in long-term strategic planning for the Company. Prior to joining NIS in 1994, Mr. Brooks worked at Zenith Administrators, Inc. from 1990 to 1994, as vice president and Chicago branch office manager. He served in the same capacity at Kelly & Associates, Inc. from 1984 to 1990. Prior to Kelly & Associates, Inc., Mr. Brooks worked in administration of large pension plans and was a field service officer with the Teamsters Central States Pension Fund from 1979 to 1984. Mr. Brooks is an Investment Management Committee Member of the International Foundation of Employee Benefit Plans. Mr. Brooks attended St. Thomas College and graduated from Chicago State University.

Brian L. Gevry, CFA, 45, has served as a director since June 21, 2010. He was appointed as our Chief Operating Officer on February 8, 2010. Previously, Mr. Gevry was appointed a Managing Director of Titanium on January 15, 2009. He was named the Chief Executive Officer of Boyd on February 18, 2006 and has been Co-Chief Investment Officer since July 2000. Mr. Gevry initially joined Boyd in 1991 as a Portfolio Analyst and acted as its Chief Operating Officer from 2000 to February 17, 2006. Mr. Gevry is a charter member of the CFA Institute, and a member of the CFA Society of Cleveland, and received his MBA from Case Western Reserve University and his BA from Cleveland State University.

Ron Braverman, 49, has served as a director since November 1, 2009. From 1990 to 2002, Mr. Braverman held a number of senior positions at Citibank N.A. including heading its Financial Institutions Group for Central and Eastern Europe, Middle East, Africa, and South Asia. From 2002, Mr. Braverman has been the Managing Member of Danover Capital, a privately held investment company. Mr. Braverman is a graduate of the Wharton School, University of Pennsylvania.

T. Raymond Suplee, CPA, 65, has served as a director since January 30, 2008. Mr. Suplee has been the chairman of the board of Suplee & Shea, P.A., a Sarasota-based certified public accounting firm since December 1983. Mr. Suplee previously served as a practicing certified public accountant since 1974 and his practice concentrates on individual and business taxation. Mr. Suplee previously served as chairman of Landmark Bank of Florida, an independent community bank in Sarasota, and has been a director of Albritton Fruit Co. since December 1998. Mr. Suplee is a graduate of Villanova University.

Avigdor Kaplan, 74, has served as a director since July 19, 2007. From May 1997 until March 2008, Mr. Kaplan was the chief executive officer of the Clal Insurance Enterprises Holdings Group, which provides insurance, investment and pension services to individuals and corporate clients, and is the parent company of Clal. In March 2008, Mr. Kaplan was nominated as chairman of the board of Clal Insurance Enterprises Holdings Ltd. Mr. Kaplan also serves as chairman of the board of Guard Insurance Group, a U.S.-based company and subsidiary of Clal Insurance Enterprises Holdings Ltd. Mr. Kaplan served as a director of Advanced Technology Acquisition Corp., a company registered with the SEC, from July 2007 to June 2008. From November 1992 to February 1997, Mr. Kaplan was the chief executive officer of Clalit Health Services, a health maintenance organization in Israel. He worked in different capacities at Israel Aircraft Industry Ltd. from 1978 to 1992, including serving as executive vice president. Mr. Kaplan received a BA in Economics from Hebrew University and an MSc in Industrial Management Engineering from the Technion Institute of Technology.

Shy Talmon, 54, has served as a director since July 1, 2009. Since March 2008, Mr. Talmon has been the chief executive officer of the Clal Insurance Enterprises Holdings Group, which provides insurance, investment and pension services to individuals and corporate clients, and is the parent company of Clal. From 2000 to 2008, Mr. Talmon worked for Bank Hapoalim, Israel’s largest bank, where he was most recently the deputy chief executive officer and head of its corporate banking department. From 1995 to 1999, Mr. Talmon worked at the Israel Finance Ministry as Accountant General. Mr. Talmon serves as a director of the board of Clal Insurance Enterprises Ltd. and its subsidiaries.

Emmanuel Gill, 71, has served as a director since February 8, 2010. He was appointed as our Vice Chairman on February 8, 2010. Mr. Gill has been President and Chief Executive Officer of Gilbridge Holdings Ltd. since 1999. Gilbridge Holdings Ltd. is a private company which invests in Israeli-based businesses and assists them in developing their businesses in the United States market. Mr. Gill currently is an investor in and director of LivePerson, Inc., an investor in and Chairman of the Board of Bioview Ltd., and an investor in, and a director of, ADI Video Technologies. Between 1979 and 1999, Mr. Gill was President and Chief Executive Officer of Elbit Ltd., an Israeli manufacturer of electronics for the defense, communications and medical imaging industries. In 1996, Elbit completed a strategic spin-off, forming three separate publicly-traded companies, and Mr. Gill remained Chairman of each of the Elbit spin-offs until forming Gilbridge in 1999. Mr. Gill received a B.S. from the Technion, Israel Institute of Technology.

Executive Officers

In accordance with General Instruction G to Form 10-K the information with respect to executive officers of the Company required by Item 401 was included in Part I of the original Annual Report on Form 10-K under the heading “Executive Officers of the Registrant”.

Section 16(a) Beneficial Ownership Reporting Compliance

Directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock and any changes in that ownership to the Securities and Exchange Commission (SEC). The SEC has designated specific due dates for these reports and we must identify those persons who did not file these reports when due. Based solely on our review of copies of the reports filed with the SEC and written representations of our directors and executive officers, we believe that all persons subject to reporting filed the required reports on time in fiscal 2011.

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

Audit Committee

The members of the Audit Committee are currently T. Raymond Suplee and Ron Braverman. The Audit Committee met four times in 2011. The Board has determined that Mr. Suplee, a certified public accountant, is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K under the Exchange Act, and would also meet the independence standards applicable to audit committee members under the Nasdaq listing standards (namely, the general independence standards, as well as the additional standards required under Rule 10A-3 of the Exchange Act). Nasdaq listing standards would require that all the members of the Audit Committee meet these standards.

The Audit Committee performs the following principal functions: (a) oversees the selection process for, and appointment of, our external auditors; (b) pre-approves all auditing services performed by the auditor and all non-audit services subject to the de minimis exception of Section 10A(i)(1)(B) of the Exchange Act; (c) oversees the relationship with the external auditor; and (d) monitors in discussion with the external auditors the integrity of the financial statements of the Company, including its annual and interim reports, and any formal announcements relating to our financial performance and reviews significant financial reporting issues and judgments which they contain.

ITEM 11.	Executive Compensation

The following table summarizes the compensation earned during 2011 and 2010 by certain executive officers. We refer to the executive officers listed in this table as our “named executive officers.”

2011 SUMMARY COMPENSATION table

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Robert P. Brooks,	2011	400,000	(2)	150,000	(2)	—	—	—	—	38,868	(3)	588,868
Chief Executive Officer (1)	2010	400,000	(2)	150,000	(2)	—	—	—	—	53,604	(3)	603,604
Robert E. Kelly,	2011	300,000		—		—	—	—	—	476,394	(5)	776,394
Former co-Chairman(4)	2010	400,000		—		—	—	—	—	53,440	(5)	453,440
Brian L. Gevry,	2011	386,361		—		—	—	—	—	29,576	(7)	415,937
Chief Investment and Chief Operating Officer(6)	2010	235,622		—		—	—	—	—	18,449	(7)	254,071
Jonathan B. Hoenecke,	2011	185,000		—		—	—	—	—	13,070	(8)	198,070
Chief Financial Officer	2010	170,000		—		—	—	—	—	35,473	(8)	205,473

(1)	Mr. Brooks was appointed our Chief Executive Officer effective February 8, 2010.
(2)	Combined salary and bonus amount for 2010 and 2011 reflects an agreed to fixed compensation level and reflects a reduction to the amount that Mr. Brooks would have earned had he been paid under the terms of his then existing employment agreement.
(3)	Amount represents matching and company contributions to the NIS defined contribution plan and premiums paid under NIS’s employee benefit programs for life, health and dental insurance coverage.
(4)	Mr. Kelly resigned as an officer of Titanium and NIS effective September 30, 2011 and is receiving severance payments pursuant to his employment agreement.
(5)	Amounts include matching and company contributions to the NIS defined contribution plan and premiums paid under NIS’s employee benefit programs for life, health and dental insurance coverage. All other compensation for 2011 includes $455,000 of severance related payments to be paid to Mr. Kelly pursuant to his employment agreement.
(6)	Mr. Gevry was appointed our Chief Operating Officer effective February 8, 2010.
(7)	Amount represents matching contributions under Boyd’s defined contribution plan and premiums paid under Boyd’s employee benefit programs for life, health and dental insurance coverage.
(8)	Amount represents matching and company contributions to the NIS defined contribution plan and premiums paid under NIS’s employee benefit programs for life, health and dental insurance coverage.

Employment Agreements

Robert E. Kelly

As noted above, Mr. Kelly resigned as an officer of Titanium and NIS effective September 30, 2011 and is receiving severance payments pursuant to his employment agreement. The agreement with Robert E. Kelly provided for his employment as NIS’s Chief Executive Officer, for an annual base salary of $400,000, subject to review and adjustment by the NIS Board of Directors (the “NIS Board”) on each anniversary and annual cash bonuses determined in the sole discretion of the NIS Board. He was also entitled to participate in all benefit programs NIS made available to executive employees, including health care plans, life insurance plans, disability insurance and retirement plans.

The agreement contains customary proprietary information, invention, non-competition and non-solicitation provisions, to which Mr. Kelly is subject for the periods set forth in the agreement. The non-competition provision (which extends to competition with the Company as a whole and its worldwide affiliates) and the non-solicitation provision apply for two years until September 30, 2013.

Robert P. Brooks

The agreement with Robert P. Brooks, as amended April 29, 2011, provides for his employment as Chief Executive Officer, for an annual base salary of $400,000 with a guaranteed bonus of $150,000. This total compensation is subject to review and adjustment by our Board on each anniversary. He is also entitled to participate in all benefit programs we make available to executive employees, including health care plans, life insurance plans, disability insurance and retirement plans. The agreement also provides for certain perquisites, including NIS-paid parking and club dues.

The Robert P. Brooks agreement currently extends through March 31, 2013 and continues for additional one-year periods thereafter unless either the Company or Mr. Brooks provides 60 days’ written notice prior to its then-scheduled expiration. The agreement may also be terminated earlier by the Company for cause or at the election of Mr. Brooks, in which cases Mr. Brooks is only entitled to his total compensation through the date of termination. It may also be terminated by the Company without cause or by Mr. Brooks for good reason. In either of these events, provided Mr. Brooks executes a release in favor of the Company, he is entitled to twelve months’ of then total compensation, payable on a regular payroll basis, and continuation of the Company contributions towards his health care, dental, disability and life insurance benefits (although his entitlement in respect of benefits may terminate earlier if he is actually covered or becomes covered by equivalent benefits). The agreement also terminates on Mr. Brooks’ disability or death in which event he or his estate is entitled to his total compensation until the end of the month in which his death or disability occurs.

The agreement contains customary proprietary information, invention, non-competition and non-solicitation provisions. The non-competition provision (which extends to competition with the Company as a whole and its worldwide affiliates) and the non-solicitation provision apply during the term of the agreement and for two years after Mr. Brooks is no longer employed by the Company.

Brian L. Gevry

The agreement with Brian L. Gevry, dated December 28, 2010, provides for his employment as Chief Investment Officer and Chief Operating Officer, for an annual base salary of $375,000 and eligibility for all incentive programs of the Company at amounts to be determined by the Company’s Remuneration Committee. The base salary adjusts to $400,000 in 2012 and is subject to review and adjustment by the Company’s Remuneration Committee thereafter. The total compensation is subject to review and adjustment by our Board on each anniversary of the agreement. He is also entitled to participate in all benefit programs we make available to executive employees, including health care plans, life insurance plans, disability insurance and retirement plans. The agreement also provides for certain perquisites, including reasonable business expenses.

The Brian L. Gevry agreement currently extends through December 31, 2012 and continues for additional one-year periods thereafter unless either the Company or Mr. Gevry provides 90 days’ written notice prior to its then-scheduled expiration. The agreement may also be terminated earlier by the Company for cause or at the election of Mr. Gevry, in which cases Mr. Gevry is only entitled to his total compensation through the date of termination. It may also be terminated by the Company for cause or by Mr. Gevry for good reason. In either of these events, provided Mr. Gevry executes a release in favor of the Company, he is entitled to twelve months’ of then total compensation, payable immediately, and continuation of the Company contributions towards his health care, dental, disability and life insurance benefits (although his entitlement in respect of benefits may terminate earlier if he is actually covered or becomes covered by equivalent benefits). The agreement also terminates on Mr. Gevry’s disability or death in which event he or his estate is entitled to his total compensation until the end of the month in which his death or disability occurs.

The agreement contains customary proprietary information, invention, non-competition and non-solicitation provisions. The non-competition provision (which extends to competition with the Company as a whole and its worldwide affiliates) and the non-solicitation provision apply during the term of the agreement and for two years after Mr. Gevry is no longer employed by the Company.

Jonathan B. Hoenecke

The agreement with Jonathan B. Hoenecke, dated May 21, 2010, provides for his employment as Chief Financial Officer, for an annual base salary and eligibility for all incentive programs of the Company at amounts to be determined by the Company’s Remuneration Committee. The base salary is subject to review and adjustment by the Company’s Remuneration Committee and was adjusted to $185,000 for 2011. He is also entitled to participate in all benefit programs we make available to executive employees, including health care plans, life insurance plans, disability insurance and retirement plans. The agreement also provides for certain perquisites, including reasonable business expenses.

The Jonathan B. Hoenecke agreement currently extends through May 21, 2013 and continues for additional one-year periods thereafter unless either the Company or Mr. Hoenecke provides 90 days’ written notice prior to its then-scheduled expiration. The agreement may also be terminated earlier by the Company for cause or at the election of Mr. Hoenecke, in which cases Mr. Hoenecke is only entitled to his total compensation through the date of termination. It may also be terminated by the Company without cause or by Mr. Hoenecke for good reason. In either of these events, provided Mr. Hoenecke executes a release in favor of the Company, he is entitled to twelve months’ of then total compensation, payable immediately, and continuation of the Company contributions towards his health care, dental, disability and life insurance benefits (although his entitlement in respect of benefits may terminate earlier if he is actually covered or becomes covered by equivalent benefits). The agreement also terminates on Mr. Hoenecke’s disability or death in which event he or his estate is entitled to his total compensation until the end of the month in which his death or disability occurs.

The agreement contains customary proprietary information, invention, non-competition and non-solicitation provisions. The non-competition provision (which extends to competition with the Company as a whole and its worldwide affiliates) and the non-solicitation provision apply during the term of the agreement and for two years after Mr. Hoenecke is no longer employed by the Company.

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

Other Compensation

NIS maintains a non-standardized 401(k) profit-sharing plan which is a salary reduction/profit sharing plan. The plan covers NIS employees who are over 21 years of age and have completed at least one year of service with the company. Employees may elect to defer an amount of their compensation each year, subject to the maximum contribution limits established by law. NIS matches 50.0% of its employees elective deferrals of up to 6.0% of their compensation. Matching contributions vest in accordance with the plan’s vesting schedule. Prior to 2011, the plan also provided for a company contribution based on a fixed percentage of the employees compensation. Effective Janaury 1, 2011, this fixed percentage company contribution was eliminated. The plan also provides a discretionary contribution component whereby NIS can make additional contributions to the plan based upon the compensation of eligible employees. Messrs.  Brooks and Hoenecke are current participants in the NIS plan and Mr. Kelly was a participant in the NIS plan through September 30, 2011. Company contributions for each are reflected in the “All Other Compensation” column of the Summary Compensation Table.

Boyd maintains a 401(k) plan that covers all Boyd employees. Employees may elect to defer an amount of their compensation each year, subject to the maximum contribution limits established by law. Boyd matches 100.0% of its employees elective deferrals of up to 4.0% of their compensation. Matching contributions vest in accordance with the plan’s vesting schedule. Mr. Gevry is a participant in the Boyd plan and company contributions are reflected in the “All Other Compensation” column of the Summary Compensation Table.

Effective January 1, 2012, the NIS plan was amended and restated as the Titanium Asset Management Corporation Retirement Plan (the Titanium Retirement Plan) and the Boyd and Wood plans were merged into the Titanium Retirement Plan. The Titanium Retirement Plan covers all of the Company’s eligible employees. Employees may elect to defer an amount of their compensation each year, subject to maximum contribution limits established by law. The Company provides for a 100.0% match of the Company’s employee elective deferrals of up to 4.0% of their compensation. Matching contributions vest in accordance with the plan’s vesting schedule.

Compensation of Directors

Directors who are not affiliated with us receive an annual cash retainer of $30,000, which is paid in quarterly installments. Directors who are officers of Clal or any of its affiliates do not receive retainer for their service on the Board. None of our executive officers receive a cash retainer for their service on the Board.

Directors have a right to be reimbursed for costs they incur in connection with attending a meeting of the Board. There is no limit on the amount of these reimbursements.

In May 2010, we entered into a consulting arrangement with Mr. Gill, pursuant to which he provides us with strategic consulting and corporate development services. Mr. Gill receives an annual fee of $100,000 for providing these consulting services.

The following table summarizes the director compensation for 2011 for all of our non-employee Directors during 2011. Directors who are employees do not receive any additional compensation for their services as directors beyond the amounts previously disclosed in the Summary Compensation Table.

2011 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Tal Raz (1)	—	—	—	—	—	—	—
Emmanuel Gill	100,000	—	—	—	—	—	100,000
Avigdor Kaplan (1)	—	—	—	—	—	—	—
Shy Talmon (1)	—	—	—	—	—	—	—
Yoram Naveh (1)	—	—	—	—	—	—	—
T. Raymond Suplee	30,000	—	—	—	—	—	30,000
Ron Braverman	30,000	—	—	—	—	—	30,000

(1) Messrs. Raz, Kaplan, Talmon, and Naveh are current or former officers of Clal or its affiliates and do not receive compensation for the service on the Board of Directors.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Set forth below as of April 20, 2012 (except as otherwise noted) are (i) all persons (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) who we know to be the beneficial owner of more than 5.0% of our common stock and the number of shares they beneficially own and (ii) each of the directors and nominees, each of the named executive officers and the directors and the executive officers as a group and the number of shares they beneficially own. Except as noted, each person has sole voting power and dispositive power over the shares shown in this table.

Unless otherwise indicated, the address for each stockholder is c/o Titanium Asset Management Corp., 777 E. Wisconsin Avenue, Milwaukee, Wisconsin, 53202-5310.

	Common Stock
Name and Address of Beneficial Owner	Shares		%
Clal Finance Ltd.(1) 37 Menachem Begin Street Tel-Aviv 65220, Israel	10,585,400	(2)	51.3
Wellington Management Company, LLP 280 Congress Street Boston, MA 02210	2,366,332	(3)	11.5
Yoram Naveh	—		—
Emmanuel Gill	—		—
Avigdor Kaplan	—		—
Shy Talmon	—		—
Tal Raz	—		—
Robert Kelly	—		—
Robert Brooks	—		—
Brian L. Gevry	37,440		*
Jonathan B. Hoenecke	42,333		*
T. Raymond Suplee	599,998		2.9
Ron Braverman	—		—
Directors and officers as a group (11 persons)	679,771		3.3

* The percentage of shares or voting power beneficially owned is less than or equal to 1.0%.

(1) Based on a Schedule 13G dated February 10, 2012. The addresses of the principal business offices or, if none, residence of the persons or entities identified in the Schedule 13G are as follows: Clal Finance Ltd., 37 Menachem Begin Street, Tel-Aviv 65220, Israel; Clal Insurance Enterprises Holdings Ltd., 48 Menachem Begin Street, Tel-Aviv, 66180, Israel; IDB Development Corporation Ltd., The Triangular Tower, 44th floor, 3 Azrieli Center, Tel Aviv 67023, Israel; IDB Holding Corporation Ltd., The Triangular Tower, 44th floor, 3 Azrieli Center, Tel Aviv 67023, Israel; Mr. Nochi Dankner, The Triangular Tower, 44th floor, 3 Azrieli Center, Tel Aviv 67023, Israel; Mrs. Shelly Bergman, 9 Hamishmar Ha’Ezrachi Street, Afeka, Tel Aviv 69697, Israel; Mrs. Ruth Manor, 26 Hagderot Street, Savyon 56526, Israel; and Mr. Avraham Livnat, Taavura Junction, Ramle 72102, Israel.

(2) The Schedule 13G indicates that each of the listed persons and entities has shared voting power and shared dispositive power over all of the shares. Clal, an Israeli private corporation, is a wholly owned subsidiary of Clal Insurance Enterprises Holdings Ltd., an Israeli public corporation (“Clal Insurance”). By reason of Clal Insurance’s control of Clal, Clal Insurance may be deemed to be the beneficial owner of, and to share the power to vote and dispose of, the shares owned beneficially by Clal.

Clal Insurance is a majority owned subsidiary of IDB Development Corporation Ltd., an Israeli private corporation (“IDB Development”). By reason of IDB Development’s control of Clal Insurance, IDB Development may be deemed to be the beneficial owner of, and to share the power to vote and dispose of, the shares owned beneficially by Clal.

IDB Development is a wholly owned subsidiary of IDB Holding Corporation Ltd., an Israeli public corporation (“IDB Holding”). By reason of IDB Holding’s control (through IDB Development) of Clal Insurance, IDB Holding may be deemed beneficial owner of, and to share the power to vote and dispose of, the shares owned beneficially by Clal.

Mr. Nochi Dankner, Mrs. Shelly Bergman, Mrs. Ruth Manor and Mr. Avraham Livnat may, by reason of their interests in, and relationships among them with respect to, IDB Holding, be deemed to control the corporations referred to in the paragraphs above. By reason of the control of IDB Holding by Nochi Dankner, Shelly Bergman, Ruth Manor and Avraham Livnat, and the relations among them, Nochi Dankner, Shelly Bergman, Ruth Manor and Avraham Livnat may each be deemed beneficial owner of, and to share the power to vote and dispose of, the shares owned beneficially by Clal.

(3) Based on a Schedule 13G dated July 11, 2011, Wellington Management Company, LLP has shared voting power over 1,438,343 of these shares and shared dispositive power over all of these shares.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2011, information with respect to our compensation arrangements:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in the First Column)

Equity compensation plans approved by security holders	—		—	—

Equity compensation plans not approved by security holders	2,000,000	(1)	$5.50	—

Total	2,000,000		$5.50	—

(1)	Consists of currently exercisable unit purchase options (referred to as UPOs) to purchase 2,000,000 units, i.e., 2,000,000 shares of Common Stock at an exercise price of $6.60 and 2,000,000 Warrants, which were exercisable for $4.00 per share of Common Stock granted to certain officers, directors and employees of Sunrise Securities Corp., or Sunrise, and a Sunrise charitable foundation as partial compensation for Sunrise’s services as placement agent for our private placement, not part of an ongoing plan. Subsequent to the expiration of the Warrants in June 2011, the options are currently only exercisable for one share of Common Stock at an exercise price of $5.50. Each UPO expires on June 20, 2012.

ITEM13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Transactions

From time to time we have entered, and may in the future enter, into various transactions with our officers, directors and holders of more than 5.0% of our common stock that may not be the result of arms-length third-party negotiations.

Wood Asset Management has entered into a sub-advisory agreement pursuant to which it will sub-advise a mutual fund that Clal manages. Wood receives a management fee based on the assets under management. Wood began managing assets under this arrangement in January 2011. The terms of this agreement were approved by the independent directors prior to its execution. Wood received $57,298 pursuant to this arrangement in 2011.

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

(b) a substantial stockholder (namely., any person who holds any legal or beneficial interest directly or indirectly in 10% or more of any class of securities of Clal (excluding treasury shares) or 10% or more of the voting rights (excluding treasury shares) of Clal); or

(c) an associate of (a) or (b) being: (i) the family of such a person; (ii) the trustees (acting as such) of any trust of which the individual or any of the individual’s family is a beneficiary or discretionary object; (iii) any company in whose equity shares such a person individually or taken together with his or her family (or if a director, individually or taken together with his family and any other director of that company) are directly or indirectly interested (or have a conditional or contingent entitlement to become interested) to the extent that they are or could be able to exercise or control the exercise of 30% or more of the votes (excluding treasury shares) able to be cast at general meetings on all, or substantially all, matters or to appoint or remove directors holding a majority of voting rights at board meetings on all, or substantially all, matters; (iv) any other company which is its subsidiary undertaking, parent undertaking or subsidiary undertaking of its parent undertaking; (v) any company whose directors are accustomed to act in accordance with (a)’s directions or instructions; (vi) any company in the capital of which (a), either alone or together with any other company within (iv) or (v) or both taken together, is (or would on the fulfillment of a condition or the occurrence of a contingency be) interested in the manner described in (iii). No such transactions were considered or effected during 2011, nor are any currently proposed.

Director Independence

We use the current listing standards for the Nasdaq Stock Market (Rule 5605(a)(2)) to determine director independence for service on the Board. Under these standards, “independent director” means a person other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the issuer’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Nasdaq standards provide that the following persons shall not be considered independent:

•	a director who is, or at any time during the past three years was, employed by the company;

•	a director who accepted or who has a family member (namely, spouse, parents, children and siblings, whether by blood, marriage or adoption, or anyone residing in such person’s home) who accepted any compensation from the company in excess of $120,000 during any period of twelve consecutive months within the three years preceding the determination of independence, other than the following:

•	compensation for board or board committee service;

•	compensation paid to a family member who is an employee (other than as an executive officer) of the company; or

•	benefits under a tax-qualified retirement plan, or non-discretionary compensation.

•	a director who is a family member of an individual who is, or at any time during the past three years was, employed by the company as an executive officer;

•	a director who is, or has a family member who is, a partner in, or a controlling stockholder or an executive officer of, any organization to which the company made, or from which the company received, payments for property or services in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenues for that year, or $200,000, whichever is more, other than the following:

•	payments arising solely from investments in the company’s securities; or

•	payments under non-discretionary charitable contribution matching programs.

•	a director of the issuer who is, or has a family member who is, employed as an executive officer of another entity where at any time during the past three years any of the executive officers of the issuer serve on the compensation committee of such other entity; or

•	a director who is, or has a family member who is, a current partner of the company’s outside auditor, or was a partner or employee of the company’s outside auditor who worked on the company’s audit at any time during any of the past three years.

As set forth above, our Board (including a separate vote as required by our certificate of incorporation of our independent directors and executive officer directors) has determined that T. Raymond Suplee, Emmanuel Gill, and Ron Braverman are independent under the Nasdaq listing standards and the other directors are not independent (while for purposes of the Company’s Bylaws Mr. Gill is listed as a Clal director because Clal nominated him, he has, as noted above, been determined to be independent under the Nasdaq listing standards). The Board considered transactions and relationships, both direct and indirect, between each director (and his immediate family) and us and our subsidiaries and affirmatively determined that Messrs. Suplee, Gill and Braverman do not have any material relationship, either direct or indirect, with us other than as a director and/or stockholder.

ITEM 14.	Principal Accounting Fees and Services

Audit Fees

KPMG served as our independent registered public accounting firm for the years ended December 31, 2011 and December 31, 2010.

Audit Fees. The aggregate audit fees billed by KPMG for 2011 and 2010 were $447,000 and $375,000, respectively. These fees are for professional services rendered for the annual audit of our consolidated financial statements included in our Annual Report on Form 10-K and review of the interim consolidated financial statements included in Form 10-Q Quarterly Reports.

Audit-Related Fees. There were no audit-related fees billed by KPMG in 2011. The aggregate audit-related fees billed by KPMG in 2010 were $20,000. These fees are for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” For 2010, these services include transitional costs in connection with the change in auditors, consultations concerning financial accounting and reporting standards, and accounting consultations in connection with acquisitions.

Tax Fees. There were no tax fees billed by KPMG in 2011 or 2010. These services would include assistance in the preparation of federal and state tax returns, assistance with tax reporting and audit compliance, tax planning, and tax consulting and assistance on acquisitions.

All Other Fees. There were no other fees billed by KPMG in 2011 or 2010. These fees would include products and services other than the services reported above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

The Audit Committee pre-approves all audit and permissible non-audit services to be provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval would generally be requested annually, with any pre-approval detailed as to the particular service, which must be classified in one of the four categories of services listed below. The Audit Committee may also, on a case-by-case basis, pre-approve particular services that are not contained in the annual pre-approval request. In connection with this pre-approval policy, the Audit Committee also considers whether the categories of pre-approved services are consistent with the SEC rules on the independence of auditors.

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

(3)	Exhibits:

Exhibit	Description

2.1	Sale and Purchase Agreement among Titanium Asset Management Corp., Wood Asset Management, Inc., and a number of individuals dated September 5, 2007 (1) (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

2.2	Sale and Purchase Agreement among Titanium Asset Management Corp., Sovereign Holdings, LLC and JARE, Inc. and its owners dated September 5, 2007 (1) (incorporated by reference to Exhibit 2.2 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

2.3	Stock Purchase Agreement by and among Titanium Asset Management Corp., National Investment Services, Inc., NIS Holdings, Inc., and the shareholders of NIS Holdings, Inc. dated February 28, 2008 (1) (incorporated by reference to Exhibit 2.3 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

2.4	Membership Interest Purchase Agreement, dated as of November 7, 2008, by and among Titanium Asset Management Corp., BWAM Holdings, LLC, Boyd Watterson Asset Management, LLC, the common members of BWAM Holdings, LLC and, for limited purposes, the preferred members of BWAM Holdings, LLC. (1) (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 5, 2009, File No. 000-53352)

Exhibit	Description

2.5	Amendment No. 1 to Membership Interest Purchase Agreement, dated as of December 30, 2008, among Titanium Asset Management Corp., Boyd Watterson Asset Management, LLC and Mr. Michael E. Bee, acting in his capacity as the agent and attorney in fact with the authority to act on behalf of BWAM Holdings, LLC, the common members of BWAM Holdings, LLC and, for limited purposes, the preferred members of BWAM Holdings, LLC (incorporated by reference to Exhibit 2.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 5, 2009, File No. 000-53352)

2.6	Amendment No. 2 to Membership Interest Purchase Agreement, dated as of December 28, 2010, among Titanium Asset Management Corp., Boyd Watterson Asset Management, LLC and Michael E. Bee, acting in his capacity as the agent and attorney in fact with the authority to act on behalf of BWAM Holdings, LLC, the common members of BWAM Holdings, LLC and, for limited purposes, the preferred members of BWAM Holdings, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 30, 2010, File No. 000-53352)

3.1	Amended and Restated Certificate of Incorporation of Titanium Asset Management Corp. (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

3.2	Amendment to Amended and Restated Certificate of Incorporation of Titanium Asset Management Corp. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

3.3	Bylaws of Titanium Asset Management Corp. (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.1	Form of Common Stock Share Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.2	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.3	Warrant Deed dated as of June 21, 2007 between Titanium Asset Management Corp. and Capita Registrars (Jersey) Limited (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.4	Registration Rights Agreement between Titanium Asset Management Corp. and the parties on the signature pages thereto dated June 21, 2007 (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.5	Investor Rights Agreement between Titanium Asset Management Corp., Sunrise Securities Corp. and Seymour Pierce Limited dated June 21, 2007 (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

Exhibit	Description

4.6	Form of Unit Purchase Option between Titanium Asset Management Corp. and certain Employees and Affiliates of Sunrise Securities Corp. (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.7	Share Escrow Agreement dated as of June 21, 2007 by and among Titanium Asset Management Corp., Founding Stockholders and Capita Trust Company (Jersey) Limited (1) (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.8	Form of Lock In Deed for Individuals (incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.9	Form of Lock In Deed for Entities (incorporated by reference to Exhibit 4.9 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.10	Form of Lock In Deed for Acquisitions (incorporated by reference to Exhibit 4.10 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.1 †	Letter Agreement between Thomas Hamilton and Titanium Asset Management Corp. dated November 12, 2007, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Amendment No. 1 to Form 10 filed with the Securities and Exchange Commission on September 15, 2008, File No. 000-53352)

10.2	Amended and Restated Fee Arrangement Agreement between Titanium Asset Management Corp. and Integra Management Limited dated July 22, 2008 (1) (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.3 †	Employment Agreement between Nigel Wightman and Titanium Asset Management Corp. dated September 5, 2007 (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.4 †	Employment Agreement between Jeffrey Hines and Sovereign Holdings LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.5 †	Employment Agreement between John Fisher and Wood Asset Management, Inc. dated June 9, 2008 (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.6 †	Employment Agreement between Robert Kelly and National Investment Services, Inc. (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

Exhibit	Description

10.7 †	Employment Agreement between Robert Brooks and National Investment Services, Inc. (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.8 †	Employment Agreement between Robert J. Siefert and National Investment Services, Inc. (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.9 †	Letter of Appointment to the Board of Directors between Avigdor Kaplan and Titanium Asset Management Corp. dated July 17, 2007 (1) (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.10	Indemnification Agreement dated July 17, 2007 by and between Titanium Asset Management Corp. and Avigdor Kaplan (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.11	Amended and Restated Investment Sub-Advisory Agreement dated February 13, 2006 by and between Attalus Capital, L.L.C. and National Investment Services Inc. (1) (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.12	Referral Letter Agreement dated December 1, 2006 between Attalus Capital, L.L.C. and National Investment Services Inc. (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.13 †	Titanium Asset Management Corp. Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.14 †	Titanium Incentive Plan LLC Operating Agreement (1) (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.15 †	Amendment to Titanium Incentive Plan LLC Operating Agreement (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.16 †	Titanium Incentive Plan LLC Form of Grant Agreement (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.17 †	Oral Agreements regarding Director Compensation (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2011, File No. 000-53352)

Exhibit	Description

10.18	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.21 to the Registrant’s Amendment No. 1 to Form 10 filed with the Securities and Exchange Commission on September 15, 2008, File No. 000-53352)

10.19†	Employment Agreement between Brian L. Gevry, Titanium Asset Management Corp., and Boyd Watterson Asset Management, LLC dated December 28, 2010 (incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2011, File No. 000-53352)

10.20	Indemnification Agreement dated July 1, 2009 by and between Titanium Asset Management Corp. and Shy Talmon (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the Securities and Exchange Commission on August 11, 2009, File No. 000-53352)

10.21	Referral Arrangement Letter Agreement dated July 1, 2009 between Attalus Capital, L.P. and National Investment Services, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the Securities and Exchange Commission on August 11, 2009, File No. 000-53352)

10.22†	Amended Employment Agreement between Robert J. Siefert and National Investment Services, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed with the Securities and Exchange Commission on November 11, 2009, File No. 000-53352)

10.23	Indemnification Agreement dated November 3, 2009 between Titanium Asset Management Corp. and Ron Braverman. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed with the Securities and Exchange Commission on November 11, 2009, File No. 000-53352)

10.24†	Compromise Agreement between Nigel Wightman and Titanium Asset Management Corp. dated March 18, 2010 (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 31, 2011, File No. 000-53352).

16.1	Letter from Cherry, Bekaert, & Holland, L.L.C. dated May 18, 2010 (incorporated by reference to Exhibit 16.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2010, File No. 000-53352)

21.1	Subsidiaries of Titanium Asset Management Corp. (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2012, File No. 000-53352)

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2012, File No. 000-53352)

Exhibit	Description

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2012, File No. 000-53352)

101 *	Furnished with the original annual report on Form 10-K were the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010, (ii) the Consolidated Statements of Operations for the years ended December 31, 2011 and 2010, (iii) the Consolidated Statements of Comprehensive Loss for the years ended December 31, 2011 and 2010, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2011 and 2010, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010, and (vi) Notes to Condensed Consolidated Financial Statements. (incorporated by reference to Exhibit 101 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2012, File No. 000-53352)

(1)	Certain schedules and exhibits have been omitted from these exhibits pursuant to Item 601(b)(2) of Regulation S K. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Commission.

† Indicates management contract or compensatory arrangement.

*In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 30, 2012

TITANIUM ASSET MANAGEMENT CORP.

By:	/s/ Robert Brooks
Name:	Robert Brooks
Title:	Chief Executive Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act