Form 10-Q
period 2012-03-31
Titanium Asset Management Corp
filed 2012-05-10
CIK 1407161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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

At May 4, 2012, there were 20,634,232 shares of the registrant’s common stock outstanding.

i

PART I.                   FINANCIAL INFORMATION

Item 1.                     Financial Statements

Titanium Asset Management Corp.

Condensed Consolidated Balance Sheets

	March 31, 2012	December 31, 2011
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$2,789,000	$2,787,000
Investments	3,703,000	2,990,000
Accounts receivable	3,577,000	3,718,000
Other current assets	512,000	828,000
Total current assets	10,581,000	10,323,000

Investments in equity investees	4,835,000	4,707,000
Property and equipment, net	481,000	478,000
Goodwill	13,264,000	13,264,000
Intangible assets, net	12,512,000	14,913,000
Total assets	$41,673,000	$43,685,000

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$214,000	$91,000
Other current liabilities	2,130,000	2,334,000
Total current liabilities and total liabilities	2,344,000	2,425,000

Commitments and contingencies

Stockholders’ equity
Common stock, $0.0001 par value; 54,000,000 shares authorized; 20,634,232 shares issued and outstanding at March 31, 2012 and December 31, 2011	2,000	2,000
Restricted common stock, $0.0001 par value; 720,000 shares authorized; none issued at March 31, 2012 and 612,716 issued and outstanding at December 31, 2011	-	-
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	-	-
Additional paid-in capital	100,971,000	100,971,000
Accumulated deficit	(61,550,000)	(59,618,000)
Other comprehensive loss	(94,000)	(95,000)
Total stockholders’ equity	39,329,000	41,260,000
Total liabilities and stockholders’ equity	$41,673,000	$43,685,000

See Notes to Condensed Consolidated Financial Statements contained herein and the Notes to Consolidated Financial Statements in the Titanium Asset Management Corp. Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”).

Titanium Asset Management Corp.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2012	2011

Operating revenues	$5,384,000	$5,442,000

Operating expenses:
Administrative	5,151,000	5,537,000
Amortization of intangible assets	2,401,000	1,217,000
Impairment of goodwill	-	3,500,000
Total operating expenses	7,552,000	10,254,000

Operating loss	(2,168,000)	(4,812,000)

Other income
Interest income	17,000	22,000
Net realized losses on investments	(1,000)	(6,000)
Income from equity investees	220,000	359,000

Loss before income taxes	(1,932,000)	(4,437,000)

Income tax benefit	-	-

Net loss	$(1,932,000)	$(4,437,000)

Earnings (loss) per share
Basic	$(0.09)	$(0.22)
Diluted	$(0.09)	$(0.22)

Weighted average number of common shares outstanding:
Basic	20,634,232	20,634,232
Diluted	20,634,232	20,634,232

See Notes to Condensed Consolidated Financial Statements contained herein and the Notes to Consolidated Financial Statements in the 2011 Form 10-K.

Titanium Asset Management Corp.

Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended March 31,
	2012	2011

Net loss	$(1,932,000)	$(4,437,000)

Other comprehensive income items:
Unrealized losses on available for sale securities	(2,000)	(7,000)
Net (gains) losses reclassified from accumulated other comprehensive income to earnings	3,000	(1,000)
Income tax on other comprehensive income items	-	-
Other comprehensive income items, net of tax	1,000	(8,000)

Comprehensive loss	$(1,931,000)	$(4,445,000)

See Notes to Condensed Consolidated Financial Statements contained herein and the Notes to Consolidated Financial Statements in the 2011 Form 10-K.

Titanium Asset Management Corp.

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months ended March 31, 2012 and 2011

(unaudited)

	Common Stock		Restricted Shares		Additional	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Income (Loss)	Equity

Balances at January 1, 2011	20,442,232	$2,000	612,716	$-	$100,971,000	$(41,368,000)	$(67,000)	$59,538,000
Issuance of common stock in connection with deferred stock grant	192,000	-	-	-	-	-	-	-
Net loss and comprehensive loss	-	-	-	-	-	(4,437,000)	(8,000)	(4,445,000)
Balances at March 31, 2011	20,634,232	$2,000	612,716	$-	$100,971,000	$(45,805,000)	$(75,000)	$55,093,000

Balances at January 1, 2012	20,634,232	$2,000	612,716	$-	$100,971,000	$(59,618,000)	$(95,000)	$41,260,000
Redemption and cancellation of restricted shares	-	-	(612,716)	-	-	-	-	-
Net loss and comprehensive loss	-	-	-	-	-	(1,932,000)	1,000	(1,931,000)
Balances at March 31, 2012	20,634,232	$2,000	-	$-	$100,971,000	$(61,550,000)	$(94,000)	$39,329,000

See Notes to Condensed Consolidated Financial Statements contained herein and the Notes to Consolidated Financial Statements in the 2011 Form 10-K.

Titanium Asset Management Corp.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2012	2011

Cash flows from operating activities
Net loss	$(1,932,000)	$(4,437,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	2,401,000	1,217,000
Impairment of goodwill	-	3,500,000
Depreciation	31,000	26,000
Net realized losses on investments	1,000	6,000
Income from equity investees	(220,000)	(359,000)
Income distributions from equity investees	92,000	131,000
Changes in assets and liabilities:
Decrease in accounts receivable	141,000	1,028,000
Decrease in other current assets	316,000	374,000
Increase in accounts payable	123,000	59,000
Decrease in other current liabilities	(204,000)	(1,284,000)
Net cash provided by operating activities	749,000	261,000

Cash flows from investing activities
Purchases of investments	(1,374,000)	(1,717,000)
Sales and redemptions of investments	661,000	983,000
Purchases of property and equipment	(34,000)	(38,000)
Acquisitions of subsidiaries, net of cash acquired	-	(4,000,000)
Net cash used in investing activities	(747,000)	(4,772,000)

Net increase (decrease) in cash and cash equivalents	2,000	(4,511,000)

Cash and cash equivalents:
Beginning	2,787,000	4,698,000
Ending	$2,789,000	$187,000

See Notes to Condensed Consolidated Financial Statements contained herein and the Notes to Consolidated Financial Statements in the 2011 Form 10-K.

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

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein and in the 2011 Form 10-K and the Consolidated Financial Statements and the Notes thereto included in the 2011 Form 10-K.

Note 2 – Adoption of New Accounting Standards

The Company’s significant accounting policies are discussed in the Notes to the Company’s Consolidated Financial Statements in the 2011 Form 10-K.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income that requires entities to present each component of net income along with the total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The guidance provides entities with the option to present the information in either a single continuous statement of comprehensive income or in two separate but consecutive statements and eliminates the previous option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The guidance became effective for interim reporting beginning on or after December 31, 2011, with retrospective application required. The Company has presented the information regarding comprehensive income in consecutive statements and the new guidance had no impact on its consolidated financial statements.

Note 3 – Investments

The Company’s investments include a current portfolio of debt securities that are accounted for as available-for-sale securities. The Company’s investments in equity investees include investments in two of its managed funds and are accounted for using the equity method of accounting because the Company has significant influence over the management of the funds.

Current portfolio of debt securities

	Amortized cost	Unrealized gains	Unrealized losses	Fair value

March 31, 2012	$3,712,000	$7,000	$(16,000)	$3,703,000
December 31, 2011	$3,000,000	$7,000	$(17,000)	$2,990,000

Debt securities accounted for as available-for-sale and held at March 31, 2012 mature as flows:

	Amortized cost	Fair value
Within one year	$2,251,000	$2,248,000
After one year but within five years	$1,461,000	$1,455,000

The following table provides a summary of the changes in and results of investment activities. The specific identification method is used to determine the cost basis of investments sold and the realized gain or loss.

	Three Months Ended March 31,
	2012	2011

Proceeds from sale	$661,000	$983,000
Gross realized gains on sales	6,000	4,000
Gross realized losses on sales	(7,000)	(10,000)
Unrealized gains and losses	(2,000)	(7,000)
Net gains (losses) reclassified out of accumulated other comprehensive income to earnings	(3,000)	1,000

Note 3 – Investments (continued)

Investments in Equity Investees

Investments in equity investees include the Company’s investment in the Titanium TALF Opportunity Fund (the “TALF Fund”), which it organized for its clients to invest in securities participating in the Term Asset-Backed Securities Loan Facility (“TALF”) of the Federal Reserve Bank of New York. The Company is the managing member of the TALF Fund and serves as the investment manager for the TALF Fund for which it receives management fees. As of March 31, 2012, the Company’s investment in the TALF Fund represents approximately 11% of the total investments in the TALF Fund. Because the Company has an equity interest in the TALF Fund and has significant influence over the TALF Fund’s daily activities through its role as managing member and investment manager, the Company accounts for this investment using the equity method of accounting.

Investments in equity investees also include the Company’s investment in the Titanium Absolute Return Fund (the “TARF Fund”), formerly the NIS Fixed Income Arbitrage Fund, LTD. The Company is the managing member of the TARF Fund and serves as the investment manager for the TARF Fund for which it receives management fees. As of March 31, 2012, the Company’s investment in the TARF Fund represents approximately 14% of the total investments in the TARF Fund. Because the Company has an equity interest in the TARF Fund and has significant influence over the TARF Fund’s daily activities through its role as managing member and investment manager, the Company accounts for this investment using the equity method of accounting.

The activity related to the Company’s investment in equity investees for the three months ended March 31, 2012 and 2011 is as follows:

Investments in equity investees at January 1, 2011	$5,898,000
Additional investments	359,000
Equity in income of equity investees	(131,000)
Investments in equity investees at March 31, 2011	$6,126,000

Investments in equity investees at January 1, 2012	$4,707,000
Equity in income of equity investees	220,000
Distributions	(92,000)
Investments in equity investees at March 31, 2012	$4,835,000

Note 4 – Acquisition Obligations

In connection with the acquisitions of Wood, Sovereign, NIS and Boyd, the acquisition agreements provided for deferred fixed payments and contingent payments based on assets under management or revenues at specified future dates.

The acquisition agreement for Wood provided for contingent payments related to revenue and assets under management milestones during the three-year period after closing. In November 2011, the Company made the final payment to the sellers totaling $540,000 in cash based on Wood’s assets under management as of September 30, 2011. This contingent payment resulted in an additional $540,000 of goodwill in 2011.

There are no further fixed or contingent acquisition obligations related to the acquisitions.

Note 5 – Goodwill and intangible assets

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

The restricted common stock shares carried voting rights and had no rights to dividends except in the case of liquidation of the Company. The restricted common stock shares converted on a one for one basis to shares of common stock if at any time within five years of their issue the ten-day average share price of the common stock exceeds $6.90 or if there is a change in control (as defined in the Company’s certificate of incorporation). Because none of the events that would have triggered conversion had occurred prior to the five year anniversary of the issuance of the restricted common stock shares, all of the restricted common stock shares were mandatorily redeemed at par value and cancelled as of March 2, 2012.

No preferred stock had been issued at March 31, 2011.

In connection with the Company’s 2007 private placement, the Company issued 20,000,000 warrants that entitle the holder to purchase one share of common stock at $4.00 per share. All of these warrants expired in June 2011.

As part of the private placement, the Company granted an option to Sunrise Securities Corp. to acquire 2 million units at a price of $6.60 (each unit consists of one share of common stock and one warrant to acquire one share of common stock at $4.00 per share). Subsequent to the expiration of the warrants, the options are only exercisable for one share of common stock at an exercise price of $5.50 per share. These options expire in June 2012. At March 31, 2012, all of these options were outstanding.

Note 7 – Income Taxes

At December 31, 2011, the Company had deferred tax assets of $22,067,000 including the deferred tax benefits related to federal net operating loss carryforwards of approximately $20,363,000 that expire between 2028 and 2031 and state net operating loss carryforwards totaling approximately $17,264,000 that expire between 2023 and 2031.

In assessing the realizability of the Company’s deferred tax assets, we consider all relevant positive and negative evidence in determining whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of the gross deferred tax assets depends on several factors, including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. Pursuant to FASB guidance, a cumulative loss in recent years is a significant piece of negative evidence to be considered in evaluating the need for a valuation allowance that is difficult to overcome. Based on the pretax losses in 2008 through 2011, we determined that it was not appropriate to consider expected future income as the primary factor in determining the realizability of our deferred tax assets. As a result, the Company has recognized valuation allowances that fully offset all deferred tax assets as of December 31, 2011.

Based on the continuation of cumulative losses, the Company continued to fully offset any additional deferred tax assets with additional valuation allowances during the three months ended March 31, 2012.

Note 8 – Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net income or loss by the weighted average shares of common stock outstanding. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period. The options to acquire 2,000,000 units held by Sunrise Securities Corp. are excluded from the computation of diluted weighted average shares because the effect would have been antidilutive.

The computation of basic and diluted EPS is as follows:

	Three months ended March 31,
	2012	2011

Net loss	$(1,932,000)	$(4,437,000)

Basic and diluted weighted average shares of common stock outstanding	20,634,232	20,634,232

Basic and diluted EPS	$(0.09)	$(0.22)

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

The Company measures the following assets at fair values on a recurring basis:

	Category used for Fair Values
	Level 1	Level 2	Level 3

Assets at March 31, 2012
Cash and cash equivalents	$2,789,000	$-	$-
Current securities available for sale – Debt securities	-	3,703,000	-
	$2,789,000	$3,703,000	$-

Assets at December 31, 2011
Cash and cash equivalents	$2,787,000	$-	$-
Current securities available for sale – Debt securities	-	2,990,000	-
	$2,787,000	$2,990,000	$-

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

On October 25, 2011, a former client of Sovereign filed suit in the State of Illinois Circuit Court against Sovereign, alleging negligence and breach of fiduciary duty on the part of Sovereign in investing the former client’s assets in auction-rate securities. The claim alleges, among other things, that Sovereign failed to conduct adequate due diligence into the auction-rate securities purchased for the client’s account, and that the investment in the auction-rate securities was outside the former client’s investment guidelines. The suit seeks $4,700,000 in damages, plus pre-judgment interest. Previously, the former client had made a similar claim under federal securities statutes and that claim was dismissed with prejudice on October 26, 2010. While management believes the new claim is without merit and intends to defend vigorously against this action, at this preliminary stage, it cannot determine the potential liability of the Company, the likelihood of an unfavorable outcome, or the potential cost of defense. In any event, management believes the new claim is covered by insurance, subject to the payment of deductible amounts by the Company.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including particularly the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by and information currently available to the management of Titanium Asset Management Corp., a Delaware corporation (referred to as “we,” “our” or the “Company,” and, unless the context indicates otherwise, includes our wholly owned asset management subsidiaries, Wood Asset Management, Inc. (“Wood”), Sovereign Holdings LLC (“Sovereign”), National Investment Services, Inc. (“NIS”) and Boyd Watterson Asset Management, LLC (“Boyd”). We refer to Wood, Sovereign, NIS and Boyd collectively as our subsidiaries. The outcome of the events described in these forward-looking statements is subject to risks and uncertainties. Actual results and the outcome or timing of certain events may differ significantly from those projected in these forward-looking statements due to market fluctuations that alter our assets under management; termination of investment advisory agreements; loss of key personnel; loss of third-party distribution services; impairment of goodwill and other intangible assets; our inability to compete; market pressure on investment advisory fees; problems experienced in the acquisition or integration of target businesses; changes in law, regulation or tax rates; ineffective management of risk; inadequacy of insurance; changes in interest rates, equity prices, liquidity of global markets and international and regional political conditions; terrorism; changes in monetary and fiscal policy, investor sentiment and availability and cost of capital; technological changes and events; outcome of legal proceedings; changes in currency values, inflation and credit ratings; failure of our systems to properly operate; actions taken by Clal Finance Ltd., (“Clal”), as our majority stockholder; factors listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”); and other factors listed in this Quarterly Report on Form 10-Q and from time to time in our other filings with the Securities and Exchange Commission (“SEC”). For this purpose, statements relating to integrating the operational, administrative and sales activities of our subsidiaries, earning of incentive fees, amount of future assets under management, acquisitions of additional asset management firms and payment therefor, and anticipated levels of future revenues, expenses or earnings, among other things; any statements using the terms “aim,” “anticipate,” “appear,” “based on,” “believe,” “can,” “continue,” “could,” “are emerging,” “estimate,” “expect,” “expectation,” “intend,” “may,” “ongoing,” “plan,” “possible” “potential, “predict,” “project,” “should” and “would” or similar words or phrases, or the negatives of those words or phrases; or discussions of strategy, plans, objectives or goals, may identify forward-looking statements that involve risks, uncertainties and other factors that could cause our actual results, financial condition and the outcome and timing of certain events to differ materially from those projected or management’s current expectations. By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise.

The following discussion is designed to provide a better understanding of significant trends related to our consolidated financial condition and consolidated results of operations. The discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included in our 2011 Form 10-K.

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

Through four acquisitions, we have assembled a group of investment managers with solid long-term track records to serve as our core asset management business. Through these investment managers, we have expertise in both fixed-income and equity investment strategies and have a client base that extends from individuals to a range of institutional investors, as well as sub-advisory and referral arrangements with a variety of broker-dealers. During 2009, we extended our business to include real estate investment advisory services through the hiring of two experienced real estate investment managers. As of March 31, 2012, we had $8.6 billion of assets under management and an additional $0.4 billion of assets, on which we earn referral fees.

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

During 2010, we substantially completed the reorganization of the four acquired businesses along functional lines. The reorganization allowed us to significantly reduce our structural administrative expenses, primarily through reductions to senior management and redundant operations. Since the acquisition of Boyd at the end of 2008, we have reduced headcount from 97 to 75 and have reduced annualized administrative expenses from approximately $25.1 million to $20.6 million. We expect to realize the full benefit of these reductions to our structural administrative expenses in 2012 as the severance costs and other transitional costs dissipate.

Market Developments

The fixed income market performance during the three months ended March 31, 2012 was modest with the Barclay’s Aggregate Index increasing 0.3% (0.4% for the comparable 2011 period) while the equity markets realized significant gains with the S&P 500 Index increasing by 12.6% (5.9% for the comparable 2011 period). For the twelve months ended March 31, 2012, the Barclay’s Aggregate Index gained 7.7% while the S&P 500 Index gained 8.5%. Because fixed income strategies represent approximately 89% of our assets under management, the fixed income markets have the most significant impact on our assets under management. Our overall investment performance resulted in our assets under management increasing by $157.6 million, or 1.9% for the three months ended March 31, 2012 ($102.9 million, or 1.3%, for the comparable 2011 period).

As a result of the market returns and positive net flows, our assets under management increased by $271.0 million, or 3%, since December 31, 2011. Relative to the prior year period, our average assets under management for the three months ended March 31, 2012 were up approximately 2%. The increase in average assets under management combined with a 2% increase in our average fee rate resulted in a 4% increase in our investment advisory fee revenues.

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

Assets under management of $8.6 billion at March 31, 2012 were higher than the $8.3 billion reported at December 31, 2011 due to both positive net flows and positive investment returns. The following table presents summary activity for 2011 and 2010 periods.

	Three Months Ended		2012
	March 31,		vs.
(in millions)	2012	2011	2011

Annual Activity:
Beginning balance	$8,316.8	$8,125.0	2%

Inflows	496.0	496.6	0%
Outflows	(382.6)	(267.0)	43%
Net flows	113.4	229.6	-51%

Market value change	157.6	102.8	53%
Ending balance	$8,587.8	$8,457.4	2%

Average Assets Under Management (1)	$8,452.3	$8,291.2	2%
Average Fee Rate (basis points)	24.9	24.3	2%

(1)	Average assets under management are calculated based on the quarter end balances.

The principle factors affecting our net flows during the periods ended March 31, 2012 and 2011 include the following:

•	Multiemployer pension and welfare plans represent approximately 34% of our client base, and these plans have been faced with a challenging economic environment over the last several years due to the equity market collapse of 2008 and general business conditions that affect their contribution and withdrawal levels. These factors have led to increased levels of outflows from our fixed income strategies throughout the last several years and resulted in modest growth or net outflows. Net inflows from multiemployer pension and welfare plans were approximately $112 million for the three months ended March 31, 2012 compared to net inflows of approximately $25 million for the prior year period. The net inflows for 2012 include approximately $49 million in new real estate investments.

•	Inflows and outflows are also significantly affected by the timing of tax receipts and disbursements for several public entity accounts that we manage. Net inflows related to these accounts were $62 million for the three months ended March 31, 2012 compared to net inflows of $192 million for the prior year period. While these flows can fluctuate significantly from period to period, they do not have a significant impact on our overall fees due to low or fixed fee rates.

•	Inflows and net flows for 2011 were positively impacted by the addition of approximately $20 million of equity assets of a mutual fund for which Clal Finance serves as investment adviser, and for which we serve as sub-adviser pursuant to a sub-advisory agreement with Clal Finance.

Market value changes reflect our investment performance. Fixed income assets comprised approximately 89% of our total assets under management at March 31, 2012. Fixed income returns as measured by the Barclay’s Aggregate Index were 0.3% for the three months ended March 31, 2012 (0.4% for the comparable 2011 period). For the three months ended March 31, 2012, approximately 91% of our fixed income assets with defined performance benchmarks outperformed their respective benchmarks.

Equity assets comprised approximately 8% of our total assets under management at March 31, 2012. Equity returns as measured by the S&P 500 Index were 12.6% for the three months ended March 31, 2012 (5.9% for the comparable 2011 period). Approximately 69% of our equity assets outperformed their respective benchmarks for the three months ended March 31, 2012.

The following table presents summary breakdowns for our assets under management at March 31, 2012 and December 31, 2011.

(in millions)	March 31, 2012	% of total	December 31, 2011	% of total

By investment strategy:
Fixed income	$7,636.9	89%	$7,483.4	90%
Equity	690.5	8%	621.4	7%
Real estate	260.4	3%	212.0	3%
Total	$8,587.8	100%	$8,316.8	100%

By client type:
Institutional	$7,490.2	87%	$7,178.9	86%
Retail	1,097.6	13%	1,137.9	14%
Total	$8,587.8	100%	$8,316.8	100%

By investment vehicle:
Separate accounts	$7,833.3	91%	$7,540.2	91%
Private funds	754.4	9%	776.6	9%
Total	$8,587.8	100%	$8,316.8	100%

Our mix of assets under management by investment strategy was relatively unchanged as fixed income assets comprised 89% of total assets under management at March 31, 2012 compared to 90% at December 31, 2011.

Our mix of assets under management by client type was relatively unchanged as institutional accounts comprised 87% of total assets under management at March 31, 2012 compared to 86% at December 31, 2011.

Our mix of assets under management by investment vehicle was relatively unchanged as separate accounts comprised 91% of total assets under management as of March 31, 2012 compared to 91% at December 31, 2011.

As of April 30, 2012, our aggregate assets under management were relatively unchanged at approximately $8.6 billion.

We earn referral fees on clients referred to Attalus Capital LLC (“Attalus”), a hedge fund manager with whom we have a referral arrangement. The assets managed by Attalus under this arrangement increased from $374.0 million at December 31, 2011 to $382.8 million at March 31, 2012. The activity related to these assets was as follows:

	For the Three Months Ended
	March 31,
(in millions)	2012	2011

Annual Activity:
Beginning balance	$374.0	$894.4	-58%
Inflows	-	-	0%
Outflows	-	-	0%
Market value change	8.8	14.1	-38%
Ending balance	$382.8	$908.5	-58%

Average Assets Under Management	$378.4	$901.5	-58%
Average Referral Fee Rate (basis points)	13.2	17.5	-25%

During 2011, we experienced significant decreases in the assets managed by Attalus as a result of several factors, including Attalus’ overall fee rates, the investment performance of the hedge funds managed by Attalus relative to the performance of other hedge funds, and certain changes in Attalus’ management. Starting January 1, 2011, Attalus reduced its average fee rates, which reduced our referral fee rate and revenue. The combination of these factors resulted in outflows totaling $500 million during 2011 and a reduction of $1,400,000 in annualized referral fees.

Attalus has also informed us that they have received further redemption requests that are expected to be effective at the beginning of the second and third quarters of 2012. These additional redemption requests total approximately $240 million (representing approximately $300,000 of annualized referral fees). These redemptions would reduce the referred assets under management to approximately $140 million, with an annualized referral fee rate of approximately $250,000.

Results of Operations

Consolidated Results of Operations

	Three Months Ended		2012
	March 31,		vs.
	2012	2011	2011
Operating revenues	$5,384,000	$5,442,000	-1%
Operating expenses:
Administrative	5,151,000	5,537,000	-7%
Amortization of intangible assets	2,401,000	1,217,000	97%
Impairment of goodwill	-	3,500,000	NM
Total operating expenses	7,552,000	10,254,000	-26%
Operating loss	(2,168,000)	(4,812,000)	-55%
Other income	236,000	375,000	-37%
Net income (loss)	$(1,932,000)	$(4,437,000)	-56%
Net income (loss) per share
Basic	$(0.09)	$(0.22)	-60%
Diluted	$(0.09)	$(0.22)	-60%

NM: Not meaningful

The decrease in the net loss for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 is primarily attributable to the following:

•	A decrease in operating revenues of $58,000, or 1%, as a $212,000 increase in investment advisory fees was more than offset by a $270,000 decrease in referral fee revenue. The reduction in referral fees reflects both a reduction in assets under management under the referral arrangement and a reduction in fees charged by the hedge fund manager.
•	A decrease in administrative expenses of $386,000, or 7%. The reduction primarily reflects lower compensation costs as a result of reduced staff and lower professional fees.
•	An increase in amortization charges of $1,184,000, reflecting the reduced estimated remaining life for the referral relationship intangible asset beginning the fourth quarter of 2011.
•	A goodwill impairment charge of $3,500,000 recognized in 2011, primarily due to the long-term impact of the reductions to the referral revenue stream with respect to the Attalus relationship.
•	A $139,000 decrease in other income primarily as a result of reduced levels of invested assets and lower returns from our equity investments in two managed funds.

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

The following table provides a reconciliation of operating loss to the Adjusted EBITDA (deficit) for the periods ended March 31, 2012 and 2011.

	Three Months Ended
	March 31,
	2012	2011
Operating loss	$(2,168,000)	$(4,812,000)
Amortization of intangible assets	2,401,000	1,217,000
Impairment of goodwill	-	3,500,000
Depreciation expense	31,000	26,000
Adjusted EBITDA (deficit)	$264,000	$(69,000)

Operating Revenues

Our operating revenues include investment advisory fees received for the management of assets within separate accounts and private funds. Our operating revenues also include referral fees earned in connection with NIS’s referral arrangement with Attalus. Operating revenues were down slightly from the prior year as a $212,000 increase in investment advisory fees was more than offset by a $270,000 decrease in referral fee revenue. The changes by revenue category are more fully described below.

	Three months ended		2012
	March 31,		vs.
	2012	2011	2011
Investment advisory fees	$5,259,000	$5,047,000	4%
Referral fees	125,000	395,000	-68%
Total operating revenues	$5,384,000	$5,442,000	-1%

Our investment advisory fees increased by $212,000, or 4%, due to a 2% increase in the average assets under management and a 2% increase in the average fee rate.

We earn referral fees in connection with NIS’s distribution agreement with Attalus. The $270,000 decrease in referral fees is due to a 58% decrease in Attalus’ average assets under management and a 25% decrease in our average referral fees due to Attalus’ reduction of its fees.

During 2011, we experienced significant decreases in the assets managed by Attalus as a result of several factors, including Attalus’ overall fee rates, the investment performance of the hedge funds managed by Attalus relative to the performance of other hedge funds, and certain changes in Attalus’ management. Starting January 1, 2011, Attalus reduced its average fee rates, which reduced our referral fee rate and revenue. The combination of these factors resulted in outflows totaling $500 million during 2011 and a reduction of $1,400,000 in annualized referral fees.

Attalus has also informed us that they have received further redemption requests that are expected to be effective at the beginning of the second and third quarters of 2012. These additional redemption requests total approximately $240 million (representing approximately $300,000 of annualized referral fees). These redemptions would reduce the referred assets under management to approximately $140 million, with an annualized referral fee rate of approximately $250,000.

We also receive incentive fees on an annual basis from the management of two of the private funds that invest in preferred stocks. Because investment returns on preferred stocks can be volatile, the level of incentive fees earned can vary significantly from year to year. These fees generally are based on a calendar year performance period and we recognize the fees at the conclusion of the performance period. In 2011, we earned incentive fees of $262,000, which were recognized in December 2011. Based on performance through March 31, 2012, we would have earned incentive fees of approximately $320,000, but results for the first quarter are not necessarily indicative of results to be expected for the full year.

Administrative Expenses

Administrative expenses decreased by $386,000, or 7%, in 2012. The decrease primarily reflects a $215,000 reduction in cash compensation costs. Changes by expense category are more fully described below.

	Three months ended		2012
	March 31,		vs.
	2012	2011	2011

Employee compensation	$3,044,000	$3,259,000	-7%
Third party distribution expense	354,000	302,000	17%
Investment management expense	397,000	415,000	-4%
Legal, audit, and other professional fees	335,000	471,000	-29%
Occupancy	327,000	277,000	18%
Other administrative expenses	694,000	813,000	-15%
Total administrative expenses	$5,151,000	$5,537,000	-7%

Employee compensation includes salaries and wages, sales incentives and other cash bonuses, and other payroll related taxes and benefits. Employee compensation decreased by $215,000, or 7%, in 2012 due to reduced staff levels.

Third party distribution expense represents payments made to broker-dealer networks and other outside sales commissions. The increase in 2012 reflects increased levels of business conducted through a broker-dealer network and the use of a third party marketer.

Investment management expense includes pricing, trading, compliance, and other investment management service costs and subadvisory service fees for outside assistance in the management of certain asset classes.

The decrease in legal, audit, and other professional fees primarily reflects reduced audit costs based on the timing of year end audit work.

The increase in occupancy costs reflects an early exit provision for our former Charlotte office location. We vacated that location and moved to a smaller, less expensive, location in January 2012.

Other administrative expenses include travel and other marketing related expenses, insurance expense, and other operating expenses. The decrease in other administrative expenses primarily reflects reduced insurance costs that were enabled by our ability to reduce coverage levels in the latter half of 2011.

Amortization of Intangible Assets and Impairment of Goodwill

Amortization of intangible assets is recognized in periods following acquisitions based on the estimated useful lives of the respective assets. We periodically reassess the remaining useful lives of these intangible assets based on significant terminations or redemption activity that might indicate that respective attrition rates have changed substantively. Throughout 2011, we considered the impact of recurring redemptions of the Attalus assets and their impact on the remaining useful life of its NIS referral relationship intangible asset. The most recent assessment at 2011 year end resulted in reducing the estimated remaining useful life to approximately 15 months as of October 1, 2011. The $1,184,000 increase in amortization expense in 2012 reflects these revisions to the remaining estimated useful life of the intangible asset related to the referral fee relationship. As a result of the most recent revision to the estimated remaining useful life, we expect that the total annual amortization expense will increase to $9,604,000 for 2012.

Following the end of the first quarter of 2011, we were notified by Attalus of redemptions and a reduction in its referral fee rates that significantly exceeded the estimates that were received in connection with the 2010 year end assessment of goodwill. From ensuing discussions with the management of Attalus, we became aware of additional concerns with the relationship that may impact the marketing relationship beyond the current contractual period. These factors caused us to further reduce our long-term forecast of referral fee revenues and triggered an interim assessment of goodwill as of March 31, 2011. As a result of that assessment, we concluded that goodwill had been impaired and recognized an impairment charge of $3,500,000 as the reduction in the forecast long-term referral fee revenues had resulted in a reduced estimate of the our value.

Other Income and Expense

Other income and expense includes investment income from the investment of excess cash balances.

	Three months ended		2012
	March 31,		vs.
	2012	2011	2011
Interest income	$17,000	$22,000	-23%
Net realized losses on investments	(1,000)	(6,000)	83%
Income from equity investees	220,000	359,000	-39%
Total other income (expense)	$236,000	$375,000	-34%

We earn interest income and realize investment gains on a portfolio of debt securities managed to enhance our yield on cash not immediately needed for operations.

Income from equity investees represents our share of the net income of two private funds that we manage.

Our investments in equity investees includes an investment in the Titanium TALF Opportunity Fund (the “TALF Fund”), which we organized for our clients to invest primarily in securities participating in the Term Asset-Backed Securities Loan Facility of the Federal Reserve Bank of New York. We are the managing member of the TALF Fund and serve as the investment manager for the TALF Fund for which we receive management fees. As of March 31, 2012, our investment in the TALF Fund represented approximately 11% of the net assets in the TALF Fund. Because we have an equity interest in the TALF Fund and have significant influence over the TALF Fund’s daily activities through our role as managing member and investment manager, we account for this investment using the equity method of accounting.

Our investments in equity investees also includes our investment in the Titanium Absolute Return Fund (formerly, the NIS Fixed Income Arbitrage Fund, LTD.) (the “Absolute Return Fund”). We are the managing member of the Absolute Return Fund and serve as the investment manager for the Absolute Return Fund for which we receive management fees. As of March 31, 2012, our investment in the Absolute Return Fund represented approximately 14% of the net assets in the Absolute Return Fund. Because we have an equity interest in the Absolute Return Fund and have significant influence over the Absolute Return Fund’s daily activities through our role as managing member and investment manager, we account for this investment using the equity method of accounting.

Liquidity and Capital Resources

At March 31, 2012, we had $11,327,000 of funds available consisting of $2,789,000 of cash and cash equivalents, $3,703,000 of securities available for sale, and $4,835,000 invested in the two private funds that we manage. At December 31, 2011, these combined balances were $10,484,000. The $843,000 increase primarily reflects cash provided by operating activities.

	Three Months Ended March 31,
	2012	2011

Net cash provided by operating activities	$749,000	$261,000
Net cash used in investing activities	$(747,000)	$(4,772,000)

Net cash provided by operating activities was $749,000 for the three months ended March 31, 2012, an increase of $488,000 compared to the net cash provided by operating activities during the three months ended March 31, 2011. The improvement primarily reflects the reductions in administrative expenses.

Net cash used in investing activities during the three months ended March 31, 2012 primarily reflects a net increase in other invested assets. Net cash used in investing activities during the three months ended March 31, 2011 primarily reflects a payment of $4,000,000 for the final obligation related to our acquisition of Boyd and a net increase in other invested assets.

As of March 31, 2012, we have no further current or contingent financial obligations due under our acquisition agreements.

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

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires us to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of critical accounting estimates may be found in our 2011 Form 10-K in the Notes to the Consolidated Financial Statements and the Critical Accounting Estimates section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recent Accounting Pronouncements

There were no new accounting standards and amendments to standards that first became effective for the fiscal year beginning January 1, 2012 that had a significant impact on the Company’s financial statements.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding legal proceedings related to the Company, see Note 10 – Contingencies.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished with this quarterly report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (ii) the Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2012 and 2011, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three month periods ended March 31, 2012 and 2011 (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the three month periods ended March 31, 2012 and 2011, (v) the Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2012 and 2011, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TITANIUM ASSET MANAGEMENT CORP.

May 10, 2012	By:	/s/ Robert Brooks
Name: Robert Brooks
Title: Chief Executive Officer (Principal Executive Officer)

May 10, 2012	By:	/s/ Jonathan Hoenecke
Name: Jonathan Hoenecke
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

exhibit Index

Exhibit Number	Description

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Furnished with this quarterly report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (ii) the Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2012 and 2011, (iii) the Condensed Consolidated Statements of Comprehensive Income for the three month periods ended March 31, 2012 and 2011 (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the three month periods ended March 31, 2012 and 2011, (v) the Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2012 and 2011, and (vi) Notes to Condensed Consolidated Financial Statements.