Form 10-Q
period 2012-06-30
Titanium Asset Management Corp
filed 2012-08-10
CIK 1407161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

At August 3, 2012, there were 20,634,232 shares of the registrant’s common stock outstanding.

i

PART I.               FINANCIAL INFORMATION

Item 1.                 Financial Statements

Titanium Asset Management Corp.

Condensed Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$2,864,000	$2,787,000
Investments	3,796,000	2,990,000
Accounts receivable	3,793,000	3,718,000
Other current assets	600,000	828,000
Total current assets	11,053,000	10,323,000

Investments in equity investees	4,851,000	4,707,000
Property and equipment, net	451,000	478,000
Goodwill	13,264,000	13,264,000
Intangible assets, net	10,111,000	14,913,000
Total assets	$39,730,000	$43,685,000

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$144,000	$91,000
Other current liabilities	2,014,000	2,334,000
Total current liabilities and total liabilities	2,158,000	2,425,000

Commitments and contingencies

Stockholders’ equity
Common stock, $0.0001 par value; 54,000,000 shares authorized; 20,634,232 shares issued and outstanding at June 30, 2012 and December 31, 2011	2,000	2,000
Restricted common stock, $0.0001 par value; 720,000 shares authorized; none issued at June 30, 2012 and 612,716 issued and outstanding at December 31, 2011	-	-
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	-	-
Additional paid-in capital	100,971,000	100,971,000
Accumulated deficit	(63,322,000)	(59,618,000)
Other comprehensive loss	(79,000)	(95,000)
Total stockholders’ equity	37,572,000	41,260,000
Total liabilities and stockholders’ equity	$39,730,000	$43,685,000

See Notes to Condensed Consolidated Financial Statements contained herein and the Notes to Consolidated Financial Statements in the Titanium Asset Management Corp. Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”).

Titanium Asset Management Corp.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Operating revenues	$5,567,000	$5,460,000	$10,951,000	$10,902,000

Operating expenses:
Administrative	5,008,000	5,230,000	10,158,000	10,767,000
Amortization of intangible assets	2,401,000	1,392,000	4,802,000	2,609,000
Impairment of goodwill	-	-	-	3,500,000
Total operating expenses	7,409,000	6,622,000	14,960,000	16,876,000

Operating loss	(1,842,000)	(1,162,000)	(4,009,000)	(5,974,000)

Other income
Interest income	20,000	23,000	37,000	45,000
Net realized gains (losses) on investments	(5,000)	5,000	(7,000)	(1,000)
Income from equity investees	55,000	61,000	275,000	420,000

Loss before income taxes	(1,772,000)	(1,073,000)	(3,704,000)	(5,510,000)

Income tax benefit	-	-	-	-

Net loss	$(1,772,000)	$(1,073,000)	$(3,704,000)	$(5,510,000)

Earnings (loss) per share
Basic	$(0.09)	$(0.05)	$(0.18)	$(0.27)
Diluted	$(0.09)	$(0.05)	$(0.18)	$(0.27)

Weighted average number of common shares outstanding:
Basic	20,634,232	20,634,232	20,634,232	20,634,232
Diluted	20,634,232	20,634,232	20,634,232	20,634,232

See Notes to Condensed Consolidated Financial Statements contained herein and the Notes to Consolidated Financial Statements in the 2011 Form 10-K.

Titanium Asset Management Corp.

Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net loss	$(1,772,000)	$(1,073,000)	$(3,704,000)	$(5,510,000)

Other comprehensive income items:
Unrealized gains (losses) on available for sale securities	12,000	(14,000)	10,000	(21,000)
Net losses reclassified from accumulated other comprehensive income to earnings	3,000	5,000	6,000	4,000
Income tax on other comprehensive income items	-	-	-	-
Other comprehensive income items, net of tax	15,000	(9,000)	16,000	(17,000)

Comprehensive loss	$(1,757,000)	$(1,082,000)	$(3,688,000)	$(5,527,000)

See Notes to Condensed Consolidated Financial Statements contained herein and the Notes to Consolidated Financial Statements in the 2011 Form 10-K.

Titanium Asset Management Corp.
Consolidated Statements of Changes in Stockholders’ Equity
For the Six Months ended June 30, 2012 and 2011
(unaudited)

							Other	Total
	Common Stock		Restricted Shares		Additional	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Income (Loss)	Equity

Balances at January 1, 2011	20,442,232	$2,000	612,716	$-	$100,971,000	$(41,368,000)	$(67,000)	$59,538,000
Issuance of common stock in connection with deferred stock grant	192,000	-	-	-	-	-	-	-
Net loss and comprehensive loss	-	-	-	-	-	(5,510,000)	(17,000)	(5,527,000)
Balances at June 30, 2011	20,634,232	$2,000	612,716	$-	$100,971,000	$(46,878,000)	$(84,000)	$54,011,000

Balances at January 1, 2012	20,634,232	$2,000	612,716	$-	$100,971,000	$(59,618,000)	$(95,000)	$41,260,000
Redemption and cancellation of restricted shares	-	-	(612,716)	-	-	-	-	-
Net loss and comprehensive loss	-	-	-	-	-	(3,704,000)	16,000	(3,688,000)
Balances at June 30, 2012	20,634,232	$2,000	-	$-	$100,971,000	$(63,322,000)	$(79,000)	$37,572,000

See Notes to Condensed Consolidated Financial Statements contained herein and the Notes to Consolidated Financial Statements in the 2011 Form 10-K.

Titanium Asset Management Corp.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2012	2011

Cash flows from operating activities
Net loss	$(3,704,000)	$(5,510,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	4,802,000	2,609,000
Impairment of goodwill	-	3,500,000
Depreciation	63,000	55,000
Net realized losses on investments	7,000	1,000
Income from equity investees	(275,000)	(420,000)
Income distributions from equity investees	131,000	268,000
Changes in assets and liabilities:
Decrease in accounts receivable	(75,000)	1,248,000
Decrease in other current assets	228,000	393,000
Increase in accounts payable	53,000	98,000
Decrease in other current liabilities	(320,000)	(1,431,000)
Net cash provided by operating activities	910,000	811,000

Cash flows from investing activities
Purchases of investments	(3,111,000)	(2,962,000)
Sales and redemptions of investments	2,314,000	2,533,000
Purchases of property and equipment	(36,000)	(113,000)
Acquisitions of subsidiaries, net of cash acquired	-	(4,000,000)
Net cash used in investing activities	(833,000)	(4,542,000)

Net increase (decrease) in cash and cash equivalents	77,000	(3,731,000)

Cash and cash equivalents:
Beginning	2,787,000	4,698,000
Ending	$2,864,000	$967,000

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

Current portfolio of debt securities

	Amortized cost	Unrealized gains	Unrealized losses	Fair value

June 30, 2012	$3,790,000	$17,000	$(11,000)	$3,796,000
December 31, 2011	$3,000,000	$7,000	$(17,000)	$2,990,000

Debt securities accounted for as available-for-sale and held at June 30, 2012 mature as flows:

	Amortized cost	Fair value
Within one year	$2,552,000	$2,555,000
After one year but within five years	$1,238,000	$1,241,000

The following table provides a summary of the changes in and results of investment activities. The specific identification method is used to determine the cost basis of investments sold and the realized gain or loss.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Proceeds from sale	$1,654,000	$1,551,000	$2,314,000	$2,533,000
Gross realized gains on sales	5,000	8,000	10,000	12,000
Gross realized losses on sales	(10,000)	(3,000)	(17,000)	(13,000)
Unrealized gains and losses	12,000	(14,000)	10,000	(21,000)
Net losses reclassified out of accumulated other comprehensive income to earnings	(3,000)	(5,000)	(6,000)	(4,000)

Note 3 – Investments (continued)

Investments in Equity Investees

Investments in equity investees include the Company’s investment in the Titanium TALF Opportunity Fund (the “TALF Fund”), which it organized for its clients to invest in securities participating in the Term Asset-Backed Securities Loan Facility (“TALF”) of the Federal Reserve Bank of New York. The Company is the managing member of the TALF Fund and serves as the investment manager for the TALF Fund for which it receives management fees. As of June 30, 2012, the Company’s investment in the TALF Fund represents approximately 11% of the total investments in the TALF Fund. Because the Company has an equity interest in the TALF Fund and has significant influence over the TALF Fund’s daily activities through its role as managing member and investment manager, the Company accounts for this investment using the equity method of accounting.

During June 2012, substantially all of the TALF Fund securities were liquidated and converted to cash equivalents. Upon satisfaction of all final service costs of the fund, the remaining assets of the TALF Fund are expected to be distributed and the fund will be liquidated.

Investments in equity investees also include the Company’s investment in the Titanium Absolute Return Fund (the “TARF Fund”), formerly the NIS Fixed Income Arbitrage Fund, LTD. The Company is the managing member of the TARF Fund and serves as the investment manager for the TARF Fund for which it receives management fees. As of June 30, 2012, the Company’s investment in the TARF Fund represents approximately 14% of the total investments in the TARF Fund. Because the Company has an equity interest in the TARF Fund and has significant influence over the TARF Fund’s daily activities through its role as managing member and investment manager, the Company accounts for this investment using the equity method of accounting.

The activity related to the Company’s investment in equity investees for the six months ended June 30, 2012 and 2011 is as follows:

Investments in equity investees at January 1, 2011	$5,898,000
Equity in income of equity investees	420,000
Distributions	(268,000)
Investments in equity investees at June 30, 2011	$6,050,000

Investments in equity investees at January 1, 2012	$4,707,000
Equity in income of equity investees	275,000
Distributions	(131,000)
Investments in equity investees at June 30, 2012	$4,851,000

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

Note 5 – Goodwill and intangible assets

The Company earns referral fees on clients referred to a hedge fund manager with whom we have a referral arrangement. Following the end of the first quarter of 2011, the Company was notified by the hedge fund manager of redemptions and a reduction in its referral fee rates that significantly exceeded the estimates that were received in connection with the 2010 year end assessment of goodwill. From ensuing discussions with the management of hedge fund manager, the Company became aware of additional concerns with the relationship that may impact the marketing relationship beyond the current contractual period. These factors caused the Company to further reduce its long-term forecast of referral fee revenues and triggered an interim assessment of goodwill as of March 31, 2011. As a result of that assessment, the Company concluded that goodwill had been impaired and recognized an impairment charge of $3,500,000 as the reduction in the forecast long-term referral fee revenues had resulted in a reduced estimate of the Company’s value.

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

As part of the private placement, the Company granted an option to Sunrise Securities Corp. to acquire 2 million units at a price of $6.60 (each unit consisted of one share of common stock and one warrant to acquire one share of common stock at $4.00 per share). Subsequent to the expiration of the warrants, the options were only exercisable for one share of common stock at an exercise price of $5.50 per share. All of these options expired in June 2012.

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

Based on the continuation of cumulative losses, the Company continued to fully offset any additional deferred tax assets with additional valuation allowances during the six months ended June 30, 2012.

Note 8 – Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net income or loss by the weighted average shares of common stock outstanding. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period.

The computation of basic and diluted EPS is as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Net loss	$(1,772,000)	$(1,073,000)	$(3,704,000)	$(5,510,000)

Basic and diluted weighted average shares of common stock outstanding	20,634,232	20,634,232	20,634,232	20,634,232

Basic and diluted EPS	$(0.09)	$(0.05)	$(0.18)	$(0.27)

Note 9 – Fair Value Disclosures

Under the FASB’s fair value requirements, the fair values for assets and liabilities are to be disclosed based on three levels of input: Level 1 – quoted prices in active markets for identical assets or liabilities; Level 2 – observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; or Level 3 – unobservable inputs that are supported by little or no market activity and that are significant to the fair value of assets or liabilities. Level 3 assets and liabilities include financial instruments, the value of which is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. The Company’s level 1 investments include investments in registered money market funds.

The Company measures the following assets at fair values on a recurring basis:

	Category used for Fair Values
	Level 1	Level 2	Level 3

Assets at June 30, 2012
Cash and cash equivalents	$2,864,000	$-	$-
Current securities available for sale – Debt securities	-	3,796,000	-
	$2,864,000	$3,796,000	$-

Assets at December 31, 2011
Cash and cash equivalents	$2,787,000	$-	$-
Current securities available for sale – Debt securities	-	2,990,000	-
	$2,787,000	$2,990,000	$-

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

On October 25, 2011, a former client of Sovereign filed suit in the State of Illinois Circuit Court against Sovereign, alleging negligence and breach of fiduciary duty on the part of Sovereign in investing the former client’s assets in auction-rate securities. The claim alleges, among other things, that Sovereign failed to conduct adequate due diligence into the auction-rate securities purchased for the client’s account, and that the investment in the auction-rate securities was outside the former client’s investment guidelines. The suit seeks $4,700,000 in damages, plus pre-judgment interest. Previously, the former client had made a similar claim under federal securities statutes and that federal claim was dismissed with prejudice on October 26, 2010. The Company filed a motion to dismiss the state claim but that motion was denied May 11, 2012. While management believes the state claim is without merit and intends to defend vigorously against this action, at this preliminary stage, it cannot determine the potential liability of the Company, the likelihood of an unfavorable outcome, or the potential cost of defense. In any event, management believes the state claim is covered by insurance, subject to the payment of deductible amounts by the Company.

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

Through four acquisitions, we have assembled a group of investment managers with solid long-term track records to serve as our core asset management business. Through these investment managers, we have expertise in both fixed-income and equity investment strategies and have a client base that extends from individuals to a range of institutional investors, as well as sub-advisory and referral arrangements with a variety of broker-dealers. During 2009, we extended our business to include real estate investment advisory services through the hiring of two experienced real estate investment managers. As of June 30, 2012, we had $8.6 billion of assets under management and an additional $0.2 billion of assets, on which we earn referral fees.

Our asset management services are typically delivered pursuant to investment advisory agreements we enter into with our clients. Investment advisory fees are generally received quarterly, based on the value of assets under management on a particular date, such as the first or last day of a quarter. Our institutional business is generally billed in arrears, whereas the retail business is generally billed in advance. The majority of our investment advisory contracts are generally terminable at any time or on notice of 30 days or less. The nature of these agreements, the notice periods and the billing cycles vary depending on the nature and the source of each client relationship. Our assets under management primarily consist of fixed income and equity securities. We value substantially all fixed income securities based on prices from independent pricing services. We value equity securities at the last closing price on the primary exchange on which the securities are traded. The percentage of assets under management for which we estimate fair value is not significant to the value of our total assets under management. Most of our investment advisory services are provided through the management of separate accounts. However, some of our services are provided through private funds, which allow us to provide our investment strategies to our institutional clients in a more cost efficient manner.

We earn incentive fees on certain of the private funds, including one that invests in preferred stocks. Our incentive fees are measured on the absolute investment performance over a calendar year performance period, and are subject to cumulative profit thresholds. Because investment returns on preferred stocks can be volatile, the level of incentive fees earned can vary significantly from year to year.

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

During 2010, we substantially completed the reorganization of the four acquired businesses along functional lines. The reorganization allowed us to significantly reduce our structural administrative expenses, primarily through reductions to senior management and redundant operations. Since the acquisition of Boyd at the end of 2008, we have reduced headcount from 97 to 75 and have reduced annualized administrative expenses from approximately $25.1 million to $20.3 million. We expect to realize the full benefit of these reductions to our structural administrative expenses in 2012 as the severance costs and other transitional costs dissipate.

Market Developments

The fixed income market performance during the three months ended June 30, 2012 was strong with the Barclay’s Aggregate Index increasing 2.1% (0.4% for the comparable 2011 period) while the equity markets declined with the S&P 500 Index decreasing by 2.8% (versus an increase of 5.9% for the comparable 2011 period). For the six months ended June 30, 2012, the Barclay’s Aggregate Index gained 2.4% (2.7% for the comparable 2011 period) while the S&P 500 Index gained 9.5% (6.0% for the comparable 2011 period). Because fixed income strategies represent approximately 90% of our assets under management, the fixed income markets have the most significant impact on our assets under management. Our overall investment performance resulted in our assets under management increasing by $102.2 million, or 1.4% for the three months ended June 30, 2012 ($122.2 million, or 1.4%, for the comparable 2011 period). For the six month period ended June 30, 2012, our investment performance resulted in our assets under management increasing by $259.8 million, or 3.1% ($225.1 million, or 2.8% for the comparable 2011 period).

As a result of the market returns, our assets under management increased by $258.8 million, or 3%, since December 31, 2011. Our average assets under management were up approximately 2% relative to the prior year amounts for both the three and six month periods ended June 30, 2012. For the three months ended June 30, 2012, the increase in average assets under management combined with a 5% increase in our average fee rate resulted in a 7% increase in our investment advisory fee revenues. For the six months ended June 30, 2012, the increase in average assets under management combined with a 4% increase in our average fee rate resulted in a 6% increase in our investment advisory fee revenues.

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

We manage a portion of our assets under management through private funds that are organized as limited liability companies. We believe the use of these funds allows us to provide our investment strategies to our institutional clients in a more cost effective manner. We earn incentive fees on certain of the private funds, including one that invests in preferred stocks.

Assets under management of $8.6 billion at June 30, 2012 were higher than the $8.3 billion reported at December 31, 2011 due to positive investment returns. The following table presents summary activity for 2012 and 2011 periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2012	2011	2012	2011

Annual Activity:
Beginning balance	$8,587.8	$8,457.4	$8,316.8	$8,125.0

Inflows	587.1	373.5	1,083.1	870.1
Outflows	(701.5)	(550.6)	(1,084.1)	(817.7)
Net flows	(114.4)	(177.1)	(1.0)	52.4

Market value change	102.2	122.2	259.8	225.1
Ending balance	$8,575.6	$8,402.5	$8,575.6	$8,402.5

Average Assets Under Management (1)	$8,581.7	$8,430.0	$8,493.4	$8,328.3

(1)	Average assets under management are calculated based on the quarter end balances.

The principle factors affecting our net flows during the periods ended June 30, 2012 and 2011 include the following:

•	Multiemployer pension and welfare plans represent approximately 36% of our client base, and these plans have been faced with a challenging economic environment over the last several years. The current economic environment has generally led to reduced employer contributions and increased withdrawals. These factors have led to increased levels of outflows from our fixed income strategies throughout the last several years and resulted in modest growth or net outflows. Net inflows from multiemployer pension and welfare plans were approximately $100 million for the three months ended June 30, 2012 compared to net outflows of approximately $22 million for the prior year period. For the six month period ended June 30, 2012, net inflows were approximately $212 million, compared to net inflows of approximately $2 million for the prior year period. The improvements in 2012 generally reflect a moderation of withdrawals and new investments in a real estate strategy. The net inflows for the six months ended June 30, 2012 include approximately $80 million in new real estate investments, which carry higher average fee rates.

•	Outflows for the three and six month periods ended June 30, 2012 include the liquidation of approximately $280 million of investments related to the TALF investment strategy. These assets carried annualized fees of approximately $280,000.

•	Inflows and outflows are also significantly affected by the timing of tax receipts and disbursements for several public entity accounts that we manage. Net outflows related to these accounts were $48 million for the three months ended June 30, 2012 compared to net outflows of $29 million for the prior year period. For the six months ended June 30, 2012 the net inflows related to these accounts were $14 million compared to net inflows of $162 million for the prior year period. While these flows can fluctuate significantly from period to period, they do not have a significant impact on our overall fees due to low or fixed fee rates.

Market value changes reflect our investment performance. Fixed income assets comprised approximately 90% of our total assets under management at June 30, 2012. Fixed income returns as measured by the Barclay’s Aggregate Index were 2.1% for the three months ended June 30, 2012 (0.4% for the comparable 2011 period). For the three months ended June 30, 2012, approximately 81% of our fixed income assets with defined performance benchmarks outperformed their respective benchmarks.

Equity assets comprised approximately 7% of our total assets under management at June 30, 2012. Equity returns as measured by the S&P 500 Index were down 2.8% for the three months ended June 30, 2012 (versus an increase of 5.9% for the comparable 2011 period). Approximately 23% of our equity assets outperformed their respective benchmarks for the three months ended June 30, 2012.

The following table presents summary breakdowns for our assets under management at June 30, 2012 and December 31, 2011.

(in millions)	June 30, 2012	% of total	December 31, 2011	% of total

By investment strategy:
Fixed income	$7,672.1	90%	$7,483.4	90%
Equity	609.5	7%	621.4	7%
Real estate	294.0	3%	212.0	3%
Total	$8,575.6	100%	$8,316.8	100%

By client type:
Institutional	$7,507.7	88%	$7,178.9	86%
Retail	1,067.9	12%	1,137.9	14%
Total	$8,575.6	100%	$8,316.8	100%

By investment vehicle:
Separate accounts	$7,898.3	92%	$7,540.2	91%
Private funds	677.3	8%	776.6	9%
Total	$8,575.6	100%	$8,316.8	100%

Our mix of assets under management by investment strategy was relatively unchanged as fixed income assets comprised 90% of total assets under management at June 30, 2012 compared to 90% at December 31, 2011.

Our mix of assets under management by client type was relatively unchanged as institutional accounts comprised 88% of total assets under management at June 30, 2012 compared to 86% at December 31, 2011.

Our mix of assets under management by investment vehicle was relatively unchanged as separate accounts comprised 92% of total assets under management as of June 30, 2012 compared to 91% at December 31, 2011.

As of July 31, 2012, our aggregate assets under management increased to approximately $8.7 billion.

We earn referral fees on clients referred to a hedge fund manager with whom we have a referral arrangement. The assets managed under this referral arrangement decreased from $374.0 million at December 31, 2011 to $199.1 million at June 30, 2012. The activity related to these referred assets was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in millions)	2012	2011	2012	2011

Annual Activity:
Beginning balance	$382.8	$908.5	$374.0	$894.4
Inflows	-	8.2	-	8.2
Outflows	(181.1)	(83.5)	(181.1)	(83.5)
Market value change	(2.6)	(18.5)	6.2	(4.4)
Ending balance	$199.1	$814.7	$199.1	$814.7

Average Referred Assets Under Management	$291.0	$861.6	$318.6	$872.5

During 2011, we experienced significant decreases in the referred assets as a result of several factors, including the overall fee rates for the hedge funds, the absolute and relative investment performance of the hedge funds, and certain changes in the hedge fund manager’s management. Starting January 1, 2011, the hedge fund manager reduced its average fee rates, which reduced our referral fee rate and revenue. The combination of these factors resulted in outflows totaling $500 million during 2011 and a reduction of $1,400,000 in annualized referral fees. During the six months ended June 30, 2012, additional outflows totaled $181 million, which further reduced our annualized referral fees by approximately $280,000.

The hedge fund manager has informed us that they have received further redemption requests that are expected to be effective at the beginning of the third and fourth quarters of 2012. These additional redemption requests total approximately $70 million (representing approximately $60,000 of annualized referral fees). These redemptions would reduce the referred assets under management to approximately $120 million, with an annualized referral fee rate of approximately $240,000.

Results of Operations

Consolidated Results of Operations

	Three Months Ended		2012	Six Months Ended		2012
	June 30,		vs.	June 30,		vs.
	2012	2011	2011	2012	2011	2011
Operating revenues	$5,567,000	$5,460,000	2%	$10,951,000	$10,902,000	-%
Operating expenses:
Administrative	5,008,000	5,230,000	-4%	10,158,000	10,767,000	-6%
Amortization of intangible assets	2,401,000	1,392,000	72%	4,802,000	2,609,000	84%
Impairment of goodwill	-	-	NM	-	3,500,000	NM
Total operating expenses	7,409,000	6,622,000	12%	14,960,000	16,876,000	-11%
Operating loss	(1,842,000)	(1,162,000)	59%	(4,009,000)	(5,974,000)	-33%
Other income	70,000	89,000	-21%	305,000	464,000	-34%
Net income (loss)	$(1,772,000)	$(1,073,000)	65%	$(3,704,000)	$(5,510,000)	-33%
Net income (loss) per share
Basic	$(0.09)	$(0.05)	80%	$(0.18)	$(0.27)	-33%
Diluted	$(0.09)	$(0.05)	80%	$(0.18)	$(0.27)	-33%

NM: Not meaningful

The increase in the net loss for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 is primarily attributable to the following:

•	An increase in operating revenues of $107,000, or 2%, as a $380,000 increase in investment advisory fees was partially offset by a $273,000 decrease in referral fee revenue. The increase in investment advisory fees reflects both an increase in average assets under management and an improved average fee rate. The reduction in referral fees reflects both a reduction in assets under management under the referral arrangement and a reduction in fees charged by the hedge fund manager.
•	A decrease in administrative expenses of $222,000, or 4%. The reduction primarily reflects lower compensation costs as a result of reduced staff and lower professional fees.
•	An increase in amortization charges of $1,009,000, reflecting the reduced estimated remaining life for the referral relationship intangible asset beginning in the fourth quarter of 2011.
•	A $19,000 decrease in other income primarily as a result of lower returns on invested assets and lower returns from our equity investments in two managed funds.

The decrease in the net loss for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 is primarily attributable to the following:

•	An increase in operating revenues of $49,000, as a $592,000 increase in investment advisory fees was largely offset by a $543,000 decrease in referral fee revenue. The increase in investment advisory fees reflects both an increase in average assets under management and an improved average fee rate. The reduction in referral fees reflects both a reduction in assets under management under the referral arrangement and a reduction in fees charged by the hedge fund manager.
•	A decrease in administrative expenses of $609,000, or 6%. The reduction primarily reflects lower compensation costs as a result of reduced staff and lower professional fees.
•	An increase in amortization charges of $2,193,000, reflecting the reduced estimated remaining life for the referral relationship intangible asset beginning in the fourth quarter of 2011.
•	A goodwill impairment charge of $3,500,000 recognized in 2011, primarily due to the long-term impact of the reductions to the referral revenue stream with respect to the referral relationship.
•	A $159,000 decrease in other income primarily as a result of lower returns on invested assets and lower returns from our equity investments in two managed funds.

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

The following table provides a reconciliation of operating loss to the Adjusted EBITDA for the periods ended June 30, 2012 and 2011.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Operating loss	$(1,842,000)	$(1,162,000)	$(4,009,000)	$(5,974,000)
Amortization of intangible assets	2,401,000	1,392,000	4,802,000	2,609,000
Impairment of goodwill	-	-	-	3,500,000
Depreciation expense	32,000	29,000	63,000	55,000
Adjusted EBITDA	$591,000	$259,000	$856,000	$190,000

The improvements to Adjusted EBITDA in the 2012 periods primarily reflect the increases in operating revenues and the reductions in administrative expenses.

Operating Revenues

Our operating revenues include investment advisory fees received for the management of assets within separate accounts and private funds. Our operating revenues also include referral fees earned in connection with NIS’s referral arrangement with an unaffiliated hedge fund manager. Operating revenues increased by $107,000, or 2%, in the three months ended June 30, 2012 and by $49,000 in the six months ended June 30, 2012. The changes by revenue category are more fully described below.

	Three months ended		2012	Six months ended		2012
	June 30,		vs.	June 30,		vs.
	2012	2011	2011	2012	2011	2011
Investment advisory fees	$5,493,000	$5,113,000	7%	$10,752,000	$10,160,000	6%
Referral fees	74,000	347,000	-79%	199,000	742,000	-73%
Total operating revenues	$5,567,000	$5,460,000	2%	$10,951,000	$10,902,000	-%

Average Assets Under Management (in millions)	$8,581.7	$8,430.0	2%	$8,493.4	$8,328.3	2%
Average Fee Rate (basis points)	25.6	24.3	5%	25.3	24.4	4%

Average Referred Assets Under Management (in millions)	$291.0	$861.6	-66%	$318.6	$872.5	-63%
Average Referral Fee Rate (basis points)	10.3	16.1	-36%	12.6	17.0	-26%

For the three month periods, our investment advisory fees increased by $380,000, or 7%, due to a 2% increase in our average assets under management and a 5% increase in our average fee rate. For the six month periods, our investment advisory fees increased by $592,000, or 6%, due to a 2% increase in the our average assets under management and a 2% increase in our average fee rate.

For the three month periods, our referral fees decreased by $273,000, or 77%, due to a 66% decrease in the average assets under the referral arrangement and a 36% decrease in the average referral fee rate. For the six month periods, our referral fees decreased $543,000, or 73%, due to a 63% decrease in the average assets under the referral arrangement and a 26% decrease in our average referral fee rate.

During 2011, we experienced significant decreases in the referred assets as a result of several factors, including the overall fee rates for the hedge funds, the absolute and relative investment performance of the hedge funds, and certain changes in the hedge fund manager’s management. Starting January 1, 2011, the hedge fund manager reduced its average fee rates, which reduced our referral fee rate and revenue. The combination of these factors resulted in outflows totaling $500 million during 2011 and a reduction of $1,400,000 in annualized referral fees. During the six months ended June 30, 2012, additional outflows totaled $181 million, which further reduced our annualized referral fees by approximately $280,000.

The hedge fund manager has informed us that they have received further redemption requests that are expected to be effective at the beginning of the third and fourth quarters of 2012. These additional redemption requests total approximately $70 million (representing approximately $60,000 of annualized referral fees). These redemptions would reduce the referred assets under management to approximately $120 million, with an annualized referral fee rate of approximately $240,000.

We also receive incentive fees on an annual basis from the management of certain of our private funds, including one that invests in preferred stocks. Because investment returns on preferred stocks can be volatile, the level of incentive fees earned can vary significantly from year to year. These fees generally are based on a calendar year performance period and we recognize the fees at the conclusion of the performance period. In 2011, we earned incentive fees of $262,000, which were recognized in December 2011. Based on performance through June 30, 2012, we would have earned incentive fees of approximately $530,000, but results for the first half of the year are not necessarily indicative of results to be expected for the full year.

Administrative Expenses

Administrative expenses for the three month period ended June 30, 2012 decreased by $221,000, or 4%, compared to the 2011 period. Administrative expenses for the six month period ended June 30, 2012 decreased by $609,000, or 6%, compared to the 2011 period. Changes by expense category are more fully described below.

	Three months ended		2012	Six months ended		2012
	June 30,		vs.	June 30,		vs.
	2012	2011	2011	2012	2011	2011

Employee compensation	$2,907,000	$3,056,000	-5%	$5,951,000	$6,315,000	-6%
Third party distribution expense	399,000	336,000	19%	753,000	638,000	18%
Investment management expense	390,000	384,000	2%	787,000	800,000	-2%
Legal, audit, and other professional fees	211,000	281,000	-25%	545,000	751,000	-27%
Occupancy	283,000	273,000	4%	610,000	549,000	11%
Other administrative expenses	818,000	900,000	-9%	1,512,000	1,714,000	-12%
Total administrative expenses	$5,008,000	$5,230,000	-4%	$10,158,000	$10,767,000	-6%

Employee compensation includes salaries and wages, sales incentives and other cash bonuses, and other payroll related taxes and benefits. The decreases in employee compensation are primarily due to reduced staff levels.

Third party distribution expense represents payments made to broker-dealer networks and other outside sales commissions. The increases in 2012 reflect increased levels of business conducted through a broker-dealer network and the use of a third party marketer.

Investment management expense includes pricing, trading, compliance, and other investment management service costs and subadvisory service fees for outside assistance in the management of certain asset classes.

The decrease in legal, audit, and other professional fees primarily reflects reduced audit costs based on the timing of year end audit work and reduced legal services in 2012.

Other administrative expenses include travel and other marketing related expenses, insurance expense, and other operating expenses. The decrease in other administrative expenses primarily reflects reduced insurance costs that were enabled by our ability to reduce coverage levels in the latter half of 2011.

Amortization of Intangible Assets and Impairment of Goodwill

Amortization of intangible assets is recognized in periods following acquisitions based on the estimated useful lives of the respective assets. We periodically reassess the remaining useful lives of these intangible assets based on significant terminations or redemption activity that might indicate that respective attrition rates have changed substantively. Throughout 2011, we considered the impact of recurring redemptions of the referred assets and their impact on the remaining useful life of its NIS referral relationship intangible asset. The most recent assessment at 2011 year end resulted in reducing the estimated remaining useful life to approximately 15 months as of October 1, 2011. The $2,193,000 increase in amortization expense in 2012 reflects these revisions to the remaining estimated useful life of the intangible asset related to the referral relationship. As a result of the most recent revision to the estimated remaining useful life, we expect that the total annual amortization expense will increase to $9,604,000 for 2012.

Following the end of the first quarter of 2011, we were notified by the hedge fund manager of redemptions and a reduction in its referral fee rates that significantly exceeded the estimates that were received in connection with the 2010 year end assessment of goodwill. From ensuing discussions with the management of hedge funds, we became aware of additional concerns with the relationship that may impact the marketing relationship beyond the current contractual period. These factors caused us to further reduce our long-term forecast of referral fee revenues and triggered an interim assessment of goodwill as of March 31, 2011. As a result of that assessment, we concluded that goodwill had been impaired and recognized an impairment charge of $3,500,000 as the reduction in the forecast long-term referral fee revenues had resulted in a reduced estimate of our value.

Other Income and Expense

Other income and expense includes investment income from the investment of excess cash balances.

	Three months ended		2012	Six months ended		2012
	June 30,		vs.	June 30,		vs.
	2012	2011	2011	2012	2011	2011
Interest income	$20,000	$23,000	-13%	$37,000	$45,000	-18%
Net realized losses on investments	(5,000)	5,000	NM	(7,000)	(1,000)	600%
Income from equity investees	55,000	61,000	-10%	275,000	420,000	-35%
Total other income (expense)	$70,000	$89,000	-21%	$305,000	$464,000	-34%

We earn interest income and realize investment gains or losses on a portfolio of debt securities managed to enhance our yield on cash not immediately needed for operations.

Income from equity investees represents our share of the net income of two investments in affiliates.

Our investment in affiliates includes an investment in the Titanium TALF Opportunity Fund (the “TALF Fund”), which we organized for our clients to invest primarily in securities participating in the Term Asset-Backed Securities Loan Facility of the Federal Reserve Bank of New York. We are the managing member of the TALF Fund and serve as the investment manager for the TALF Fund for which we receive management fees. As of June 30, 2012, our investment in the TALF Fund represented approximately 11% of the net assets in the TALF Fund. Because we have an equity interest in the TALF Fund and have significant influence over the TALF Fund’s daily activities through our role as managing member and investment manager, we account for this investment using the equity method of accounting.

During June 2012, substantially all of the TALF Fund securities were liquidated and converted to cash equivalents. Upon satisfaction of all final service costs of the fund, the remaining assets of the TALF Fund are expected to be distributed and the fund will be liquidated.

Our investment in affiliates also includes our investment in the Titanium Absolute Return Fund (formerly, the NIS Fixed Income Arbitrage Fund, LTD.) (the “TARF Fund”). We are the managing member of the TARF Fund and serve as the investment manager for the TARF Fund for which we receive management fees. As of June 30, 2012, our investment in the TARF Fund represented approximately 14% of the net assets in the TARF Fund. Because we have an equity interest in the TARF Fund and have significant influence over the TARF Fund’s daily activities through our role as managing member and investment manager, we account for this investment using the equity method of accounting.

Liquidity and Capital Resources

At June 30, 2012, we had $11,511,000 of funds available consisting of $2,864,000 of cash and cash equivalents, $3,796,000 of securities available for sale, and $4,851,000 invested in the two private funds that we manage. At December 31, 2011, these combined balances were $10,484,000. The $1,027,000 increase primarily reflects cash provided by operating activities.

	Six Months Ended June 30,
	2012	2011

Net cash provided by operating activities	$910,000	$811,000
Net cash used in investing activities	$(833,000)	$(4,542,000)

Net cash provided by operating activities was $910,000 for the six months ended June 30, 2012; an increase of $99,000 compared to the net cash provided by operating activities during the six months ended June 30, 2011. The improvement primarily reflects the reductions in administrative expenses, offset in part by lower investment income.

Net cash used in investing activities during the six months ended June 30, 2012 primarily reflects a net increase in other invested assets. Net cash used in investing activities during the six months ended June 30, 2011 primarily reflects a payment of $4,000,000 for the final obligation related to our acquisition of Boyd and a net increase in other invested assets.

As of June 30, 2012, we have no further current or contingent financial obligations due under our acquisition agreements.

We believe our current level of cash and cash equivalents and short-term securities available for sale are sufficient to fund our ongoing operations and to provide consideration for additional acquisitions. We may fund future acquisitions (if any) partly through issuance of additional common stock, although we may incur bank debt as well.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.              OTHER INFORMATION

Item 1.                  Legal Proceedings

For information regarding legal proceedings related to the Company, see Note 10 – Contingencies.

Item 1A.               Risk Factors

Not applicable.

Item 2.                  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                  Defaults Upon Senior Securities

None.

Item 4.                  Mine Safety Disclosures

Not applicable.

Item 5.                  Other Information

None.

Item 6.                  Exhibits

Exhibit Number	Description
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Furnished with this quarterly report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) the Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive Loss for the three and six month periods ended June 30, 2012 and 2011, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the six month periods ended June 30, 2012 and 2011, (v) the Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2012 and 2011, (vi) Notes to Condensed Consolidated Financial Statements, and (vii) document and entity information.

* The information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TITANIUM ASSET MANAGEMENT CORP.

August 10, 2012	By:	/s/ Robert Brooks
Name: Robert Brooks
Title: Chief Executive Officer (Principal Executive Officer)

August 10, 2012	By:	/s/ Jonathan Hoenecke
Name: Jonathan Hoenecke
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

exhibit Index

Exhibit Number	Description
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Furnished with this quarterly report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) the Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive Loss for the three and six month periods ended June 30, 2012 and 2011, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the six month periods ended June 30, 2012 and 2011, (v) the Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2012 and 2011, (vi) Notes to Condensed Consolidated Financial Statements, and (vii) document and entity information.

* The information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, except as expressly set forth by specific reference in such filing.