Form 10-Q
period 2012-09-30
Titanium Asset Management Corp
filed 2012-11-13
CIK 1407161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

At November 9, 2012, there were 20,634,232 shares of the registrant’s common stock outstanding.

i

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Titanium Asset Management Corp.

Condensed Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$3,210,000	$2,787,000
Investments	5,089,000	2,990,000
Accounts receivable	3,980,000	3,718,000
Other current assets	780,000	828,000
Total current assets	13,059,000	10,323,000

Investments in equity investees	3,878,000	4,707,000
Property and equipment, net	471,000	478,000
Goodwill	13,264,000	13,264,000
Intangible assets, net	7,710,000	14,913,000
Total assets	$38,382,000	$43,685,000

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$90,000	$91,000
Other current liabilities	2,165,000	2,334,000
Total current liabilities and total liabilities	2,255,000	2,425,000

Commitments and contingencies

Stockholders’ equity
Common stock, $0.0001 par value; 54,000,000 shares authorized; 20,634,232 shares issued and outstanding at September 30, 2012 and December 31, 2011	2,000	2,000
Restricted common stock, $0.0001 par value; 720,000 shares authorized; none issued at September 30, 2012 and 612,716 issued and outstanding at December 31, 2011	-	-
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	-	-
Additional paid-in capital	100,971,000	100,971,000
Accumulated deficit	(64,782,000)	(59,618,000)
Other comprehensive loss	(64,000)	(95,000)
Total stockholders’ equity	36,127,000	41,260,000
Total liabilities and stockholders’ equity	$38,382,000	$43,685,000

See Notes to Condensed Consolidated Financial Statements contained herein and the Notes to Consolidated Financial Statements in the Titanium Asset Management Corp. Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”).

Titanium Asset Management Corp.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Operating revenues	$5,779,000	$5,390,000	$16,730,000	$16,292,000

Operating expenses:
Administrative	5,051,000	5,491,000	15,210,000	16,258,000
Amortization of intangible assets	2,401,000	1,391,000	7,203,000	4,000,000
Impairment of goodwill	-	-	-	3,500,000
Total operating expenses	7,452,000	6,882,000	22,413,000	23,758,000

Operating loss	(1,673,000)	(1,492,000)	(5,683,000)	(7,466,000)

Other income
Interest income	23,000	21,000	61,000	66,000
Net realized gains (losses) on investments	13,000	(17,000)	6,000	(18,000)
Income (loss) from equity investees	177,000	(78,000)	452,000	342,000

Loss before income taxes	(1,460,000)	(1,566,000)	(5,164,000)	(7,076,000)

Income tax benefit	-	-	-	-

Net loss	$(1,460,000)	$(1,566,000)	$(5,164,000)	$(7,076,000)

Earnings (loss) per share
Basic	$(0.07)	$(0.08)	$(0.25)	$(0.34)
Diluted	$(0.07)	$(0.08)	$(0.25)	$(0.34)

Weighted average number of common shares outstanding:
Basic	20,634,232	20,634,232	20,634,232	20,634,232
Diluted	20,634,232	20,634,232	20,634,232	20,634,232

See Notes to Condensed Consolidated Financial Statements contained herein and the Notes to Consolidated Financial Statements in the 2011 Form 10-K.

Titanium Asset Management Corp.

Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net loss	$(1,460,000)	$(1,566,000)	$(5,164,000)	$(7,076,000)

Other comprehensive income items:
Unrealized gains (losses) on available for sale securities	18,000	(11,000)	28,000	(32,000)
Net losses (gains) reclassified from accumulated other comprehensive income to earnings	(3,000)	-	3,000	4,000
Income tax on other comprehensive income items	-	-	-	-
Other comprehensive income items, net of tax	15,000	(11,000)	31,000	(28,000)

Comprehensive loss	$(1,445,000)	$(1,577,000)	$(5,133,000)	$(7,104,000)

See Notes to Condensed Consolidated Financial Statements contained herein and the Notes to Consolidated Financial Statements in the 2011 Form 10-K.

Titanium Asset Management Corp.
Consolidated Statements of Changes in Stockholders’ Equity
For the Nine Months Ended September 30, 2012 and 2011
(unaudited)

	Common Stock		Restricted Shares		Additional	Accumulated	Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Income (Loss)	Equity

Balances at January 1, 2011	20,442,232	$2,000	612,716	$-	$100,971,000	$(41,368,000)	$(67,000)	$59,538,000
Issuance of common stock in connection with deferred stock grant	192,000	-	-	-	-	-	-	-
Net loss and comprehensive loss	-	-	-	-	-	(7,076,000)	(28,000)	(7,104,000)
Balances at September 30, 2011	20,634,232	$2,000	612,716	$-	$100,971,000	$(48,444,000)	$(95,000)	$52,434,000

Balances at January 1, 2012	20,634,232	$2,000	612,716	$-	$100,971,000	$(59,618,000)	$(95,000)	$41,260,000
Redemption and cancellation of restricted shares	-	-	(612,716)	-	-	-	-	-
Net loss and comprehensive loss	-	-	-	-	-	(5,164,000)	31,000	(5,133,000)
Balances at September 30, 2012	20,634,232	$2,000	-	$-	$100,971,000	$(64,782,000)	$(64,000)	$36,127,000

See Notes to Condensed Consolidated Financial Statements contained herein and the Notes to Consolidated Financial Statements in the 2011 Form 10-K.

Titanium Asset Management Corp.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2012	2011

Cash flows from operating activities
Net loss	$(5,164,000)	$(7,076,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	7,203,000	4,000,000
Impairment of goodwill	-	3,500,000
Depreciation	96,000	89,000
Net realized losses (gains) on investments	(6,000)	18,000
Income from equity investees	(452,000)	(342,000)
Income distributions from equity investees	96,000	438,000
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	(262,000)	1,413,000
Decrease (increase) in other current assets	48,000	(12,000)
Increase (decrease) in accounts payable	(1,000)	13,000
Decrease in other current liabilities	(169,000)	(1,015,000)
Net cash provided by operating activities	1,389,000	1,026,000

Cash flows from investing activities
Purchases of investments	(5,748,000)	(4,563,000)
Sales and redemptions of investments	3,686,000	3,916,000
Capital distributions from equity investee	1,185,000	-
Purchases of property and equipment	(89,000)	(130,000)
Acquisitions of subsidiaries, net of cash acquired	-	(4,000,000)
Net cash used in investing activities	(966,000)	(4,777,000)

Net increase (decrease) in cash and cash equivalents	423,000	(3,751,000)

Cash and cash equivalents:
Beginning	2,787,000	4,698,000
Ending	$3,210,000	$947,000

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

Current portfolio of debt securities

	Amortized cost	Unrealized gains	Unrealized losses	Fair value

September 30, 2012	$5,068,000	$31,000	$(10,000)	$5,089,000
December 31, 2011	$3,000,000	$7,000	$(17,000)	$2,990,000

Debt securities accounted for as available-for-sale and held at September 30, 2012 mature as flows:

	Amortized cost	Fair value
Within one year	$3,577,000	$3,594,000
After one year but within five years	$1,491,000	$1,495,000

The following table provides a summary of the changes in and results of investment activities. The specific identification method is used to determine the cost basis of investments sold and the realized gain or loss.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Proceeds from sale	$1,372,000	$1,383,000	$3,686,000	$3,916,000
Gross realized gains on sales	21,000	2,000	31,000	14,000
Gross realized losses on sales	(8,000)	(19,000)	(25,000)	(32,000)
Unrealized gains and losses	18,000	(11,000)	28,000	(32,000)
Net gains (losses) reclassified out of accumulated other comprehensive income to earnings	3,000	-	(3,000)	(4,000)

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

During June 2012, substantially all of the TALF Fund securities were liquidated and converted to cash equivalents. The remaining assets of the TALF Fund were distributed to the respective investors, including the Company in September 2012.

Investments in equity investees also include the Company’s investment in the Titanium Absolute Return Fund (the “TARF Fund”), formerly the NIS Fixed Income Arbitrage Fund, LTD. The Company is the managing member of the TARF Fund and serves as the investment manager for the TARF Fund for which it receives management fees. As of September 30, 2012, the Company’s investment in the TARF Fund represents approximately 14% of the total investments in the TARF Fund. Because the Company has an equity interest in the TARF Fund and has significant influence over the TARF Fund’s daily activities through its role as managing member and investment manager, the Company accounts for this investment using the equity method of accounting.

The activity related to the Company’s investment in equity investees for the nine months ended September 30, 2012 and 2011 is as follows:

Investments in equity investees at January 1, 2011	$5,898,000
Equity in income of equity investees	342,000
Income distributions	(438,000)
Investments in equity investees at September 30, 2011	$5,802,000

Investments in equity investees at January 1, 2012	$4,707,000
Equity in income of equity investees	452,000
Income distributions	(96,000)
Return of capital distributions	(1,185,000)
Investments in equity investees at September 30, 2012	$3,878,000

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

The restricted common stock shares carried voting rights and had no rights to dividends except in the case of liquidation of the Company. The restricted common stock shares would have converted on a one for one basis into shares of common stock if at any time within five years of their issue the ten-day average share price of the common stock exceeded $6.90 or if there was a change in control (as defined in the Company’s certificate of incorporation). Because none of the events that would have triggered conversion had occurred prior to the five year anniversary of the issuance of the restricted common stock shares, all of the restricted common stock shares were mandatorily redeemed at par value and cancelled as of March 2, 2012.

No preferred stock had been issued at September 30, 2012.

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

In assessing the realizability of the Company’s deferred tax assets, the Company considers all relevant positive and negative evidence in determining whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of the gross deferred tax assets depends on several factors, including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. Pursuant to FASB guidance, a cumulative loss in recent years is a significant piece of negative evidence to be considered in evaluating the need for a valuation allowance that is difficult to overcome. Based on the pretax losses in 2008 through 2011, the Company determined that it was not appropriate to consider expected future income as the primary factor in determining the realizability of its deferred tax assets. As a result, the Company has recognized valuation allowances that fully offset all deferred tax assets as of December 31, 2011.

Based on the continuation of cumulative losses, the Company continued to fully offset any additional deferred tax assets with additional valuation allowances during the nine months ended September 30, 2012.

Note 8 – Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net income or loss by the weighted average shares of common stock outstanding. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period.

The computation of basic and diluted EPS is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011

Net loss	$(1,460,000)	$(1,566,000)	$(5,164,000)	$(7,076,000)

Basic and diluted weighted average shares of common stock outstanding	20,634,232	20,634,232	20,634,232	20,634,232

Basic and diluted EPS	$(0.07)	$(0.08)	$(0.25)	$(0.34)

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

The Company measures the following assets at fair values on a recurring basis:

	Category used for Fair Values
	Level 1	Level 2	Level 3

Assets at September 30, 2012
Cash and cash equivalents	$3,210,000	$-	$-
Current securities available for sale – Debt securities	-	5,089,000	-
	$3,210,000	$5,089,000	$-

Assets at December 31, 2011
Cash and cash equivalents	$2,787,000	$-	$-
Current securities available for sale – Debt securities	-	2,990,000	-
	$2,787,000	$2,990,000	$-

Note 10 – Contingencies

The Company’s subsidiary, Sovereign, received a letter dated July 16, 2010 from a former client demanding that Sovereign compensate it for losses related to allegedly unsuitable investments in approximately $30 million of various auction rate securities purchased on its behalf by Sovereign. The former client has filed a claim against the underwriters for the purchased securities, but has not to this point brought a claim against Sovereign. Management is in the process of evaluating this demand and the former client’s allegations to determine whether there is any merit to them. In the interim, the Company has entered into a tolling agreement with the former client that extends to August 10, 2013. At this preliminary stage, the Company cannot fully determine the potential liability of the Company or the likelihood of an unfavorable outcome. In any event, management believes the claim would be covered by insurance (up to $20 million), subject to the payment of deductible amounts by the Company.

On October 25, 2011, a former client of Sovereign filed suit in the State of Illinois Circuit Court against Sovereign, alleging negligence and breach of fiduciary duty on the part of Sovereign in investing the former client’s assets in auction-rate securities. The claim alleges, among other things, that Sovereign failed to conduct adequate due diligence into the auction-rate securities purchased for the client’s account, and that the investment in the auction-rate securities was outside the former client’s investment guidelines. The suit seeks $4.7 million in damages, plus pre-judgment interest. Previously, the former client had made a similar claim under federal securities statutes and that federal claim was dismissed with prejudice on October 26, 2010. The Company filed a motion to dismiss the state claim but that motion was denied May 11, 2012. While management believes the state claim is without merit and intends to defend vigorously against this action, at this preliminary stage, it cannot fully determine the potential liability of the Company, the likelihood of an unfavorable outcome, or the potential cost of defense. In any event, management believes the state claim is covered by insurance, subject to the payment of deductible amounts by the Company.

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

Through four acquisitions, we have assembled a group of investment managers with solid long-term track records to serve as our core asset management business. Through these investment managers, we have expertise in both fixed-income and equity investment strategies and have a client base that extends from individuals to a range of institutional investors, as well as sub-advisory and referral arrangements with a variety of broker-dealers. During 2009, we extended our business to include real estate investment advisory services through the hiring of two experienced real estate investment managers. As of September 30, 2012, we had $8.7 billion of assets under management and an additional $0.1 billion of assets, on which we earn referral fees.

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

During 2010, we substantially completed the reorganization of the four acquired businesses along functional lines. The reorganization allowed us to significantly reduce our structural administrative expenses, primarily through reductions to senior management and redundant operations. Since the acquisition of Boyd at the end of 2008, we have reduced headcount from 97 to 75 and have reduced annualized administrative expenses from approximately $25.1 million to $20.2 million. We expect to realize the full benefit of these reductions to our structural administrative expenses in 2012 as the severance costs and other transitional costs dissipate.

Market Developments

The fixed income market performance during the three months ended September 30, 2012 was strong with the Barclay’s Aggregate Index increasing 1.6% (3.8% for the comparable 2011 period) while the equity markets gained with the S&P 500 Index increasing by 6.4% (compared to a decrease of 13.9% for the comparable 2011 period). For the nine months ended September 30, 2012, the Barclay’s Aggregate Index gained 4.0% (6.7% for the comparable 2011 period) while the S&P 500 Index gained 16.4% (compared to a decrease of 8.7% for the comparable 2011 period). Because fixed income strategies represent approximately 90% of our assets under management, the fixed income markets have the most significant impact on our assets under management. Our overall investment performance resulted in our assets under management increasing by $188.4 million, or 2.2% for the three months ended September 30, 2012 ($49.3 million, or 0.6%, for the comparable 2011 period). For the nine month period ended September 30, 2012, our investment performance resulted in our assets under management increasing by $448.1 million, or 5.3% ($274.3 million, or 3.4% for the comparable 2011 period).

For the three months ended September 30, 2012, our average assets under management were up approximately 3% relative to the prior year average. For the nine months ended September 30, 2012, our average assets under management were up approximately 2% relative to the prior year average. For the three months ended September 30, 2012, the increase in average assets under management combined with a 7% increase in our average fee rate resulted in a 10% increase in our investment advisory fee revenues. For the nine months ended September 30, 2012, the increase in average assets under management combined with a 5% increase in our average fee rate resulted in a 7% increase in our investment advisory fee revenues.

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

Assets under management of $8.7 billion at September 30, 2012 were higher than the $8.3 billion reported at December 31, 2011 primarily due to positive investment returns. The following table presents summary activity for 2012 and 2011 periods.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2012	2011	2012	2011

Annual Activity:
Beginning balance	$8,575.6	$8,402.5	$8,316.8	$8,125.0

Inflows	438.5	473.6	1,521.6	1,343.7
Outflows	(489.3)	(491.0)	(1,573.3)	(1,308.6)
Net flows	(50.8)	(17.4)	(51.7)	35.1

Market value change	188.4	49.3	448.1	274.3
Ending balance	$8,713.2	$8,434.4	$8,713.2	$8,434.4

Average Assets Under Management (1)	$8,644.4	$8,418.4	$8,548.4	$8,351.1

(1)	Average assets under management are calculated based on the quarter end balances.

The principle factors affecting our net flows during the periods ended September 30, 2012 and 2011 include the following:

•	Multiemployer pension and welfare plans represent approximately 36% of our client base, and these plans have been faced with a challenging economic environment over the last several years. The current economic environment has generally led to reduced employer contributions and increased withdrawals. These factors have led to increased levels of outflows from our fixed income strategies throughout the last several years. For the three months ended September 30, 2012, net inflows from multiemployer pension and welfare plans were approximately $73 million compared to net inflows of approximately $43 million for the prior year period. For the nine month period ended September 30, 2012, net inflows were approximately $285 million compared to net inflows of approximately $51 million for the prior year period. The improvements in 2012 generally reflect new investments in both a real estate strategy and a preferred stock strategy, both of which carry higher than average fee rates. The net inflows for the nine months ended September 30, 2012 include approximately $80 million in new investments in the real estate strategy and approximately $80 million in new investments in the preferred stock strategy.

•	Outflows for the nine month period ended September 30, 2012 include the liquidation of approximately $375 million of investments related to the TALF investment strategy. These assets carried annualized fees of approximately $375,000.

•	Inflows and outflows are also significantly affected by the timing of tax receipts and disbursements for several public entity accounts that we manage. Net outflows related to these accounts were $14 million for the three months ended September 30, 2012 compared to net outflows of $90 million for the prior year period. For the nine months ended September 30, 2012 the net flows related to these accounts were approximately breakeven compared to net inflows of $72 million for the prior year period. While these flows can fluctuate significantly from period to period, they do not have a significant impact on our overall fees due to low or fixed fee rates.

Market value changes reflect our investment performance. Fixed income assets comprised approximately 89% of our total assets under management at September 30, 2012. Fixed income returns as measured by the Barclay’s Aggregate Index were 1.6% for the three months ended September 30, 2012 (3.8% for the comparable 2011 period). For the nine months ended September 30, 2012, the Barclay’s Aggregate Index gained 4.0% (6.7% for the comparable 2011 period). For the twelve months ended September 30, 2012, approximately 85% of our fixed income assets with defined performance benchmarks outperformed their respective benchmarks.

Equity assets comprised approximately 7% of our total assets under management at September 30, 2012. Equity returns as measured by the S&P 500 Index were up 6.4% for the three months ended September 30, 2012 (compared to a decrease of 13.9% for the comparable 2011 period). For the nine months ended September 30, 2012, the S&P 500 Index gained 16.4% (compared to a decrease of 8.7% for the comparable 2011 period). Approximately 11% of our equity assets outperformed their respective benchmarks for the twelve months ended September 30, 2012.

The following table presents summary breakdowns for our assets under management at September 30, 2012 and December 31, 2011.

(in millions)	September 30, 2012	% of total	December 31, 2011	% of total

By investment strategy:
Fixed income	$7,772.4	89%	$7,483.4	90%
Equity	630.3	7%	621.4	7%
Real estate	310.5	4%	212.0	3%
Total	$8,713.2	100%	$8,316.8	100%

By client type:
Institutional	$7,571.2	87%	$7,178.9	86%
Retail	1,142.0	13%	1,137.9	14%
Total	$8,713.2	100%	$8,316.8	100%

By investment vehicle:
Separate accounts	$7,950.7	91%	$7,540.2	91%
Private funds	762.5	9%	776.6	9%
Total	$8,713.2	100%	$8,316.8	100%

Our mix of assets under management by investment strategy was relatively unchanged as fixed income assets comprised 89% of total assets under management at September 30, 2012 compared to 90% at December 31, 2011.

Our mix of assets under management by client type was relatively unchanged as institutional accounts comprised 87% of total assets under management at September 30, 2012 compared to 86% at December 31, 2011.

Our mix of assets under management by investment vehicle was unchanged as separate accounts comprised 91% of total assets under management at September 30, 2012 and December 31, 2011.

As of October 31, 2012, our aggregate assets under management increased to approximately $8.8 billion.

We earn referral fees on clients referred to a hedge fund manager with whom we have a referral arrangement. The assets managed under this referral arrangement decreased from $374.0 million at December 31, 2011 to $140.0 million at September 30, 2012. The activity related to these referred assets was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in millions)	2012	2011	2012	2011

Annual Activity:
Beginning balance	$199.1	$814.7	$374.0	$894.4
Inflows	-	-	-	8.2
Outflows	(61.8)	(80.1)	(242.9)	(163.5)
Market value change	2.7	1.9	8.9	(2.5)
Ending balance	$140.0	$736.5	$140.0	$736.5

Average Referred Assets Under Management	$169.6	$775.6	$274.0	$838.5

The assets under this referral arrangement have decreased significantly over the last two years for a variety of factors and as a result, our referral fees have been substantially reduced. In September 2012, the hedge fund manager announced that it would complete an orderly liquidation of the remaining assets of the primary fund in which the majority of the referred assets are invested. As a result, we expect that the referred assets and referral fees will be substantially eliminated as of December 31, 2012.

Results of Operations

Consolidated Results of Operations

	Three Months Ended		2012	Nine months Ended		2012
	September 30,		vs.	September 30,		vs.
	2012	2011	2011	2012	2011	2011
Operating revenues	$5,779,000	$5,390,000	7%	$16,730,000	$16,292,000	3%
Operating expenses:
Administrative	5,051,000	5,491,000	-8%	15,210,000	16,258,000	-6%
Amortization of intangible assets	2,401,000	1,391,000	73%	7,203,000	4,000,000	80%
Impairment of goodwill	-	-	NM	-	3,500,000	NM
Total operating expenses	7,452,000	6,882,000	8%	22,413,000	23,758,000	-6%
Operating loss	(1,673,000)	(1,492,000)	12%	(5,683,000)	(7,466,000)	-24%
Other income	213,000	(74,000)	NM	519,000	390,000	33%
Net income (loss)	$(1,460,000)	$(1,566,000)	-7%	$(5,164,000)	$(7,076,000)	-27%
Net income (loss) per share
Basic	$(0.07)	$(0.08)	-13%	$(0.25)	$(0.34)	-26%
Diluted	$(0.07)	$(0.08)	-13%	$(0.25)	$(0.34)	-26%

NM: Not meaningful

The decrease in the net loss for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 is primarily attributable to the following:

•	An increase in operating revenues of $389,000, or 7%, as a $529,000 increase in investment advisory fees was partially offset by a $140,000 decrease in referral fee revenue. The increase in investment advisory fees reflects both an increase in average assets under management and an improved average fee rate. The reduction in referral fees primarily reflects a reduction in assets under management under the referral arrangement.
•	A decrease in administrative expenses of $440,000, or 8%. The reduction primarily reflects reduced severance costs.
•	An increase in amortization charges of $1,010,000, reflecting the reduced estimated remaining life for the referral relationship intangible asset beginning in the fourth quarter of 2011.
•	A $287,000 increase in other income primarily as a result of improved returns from our equity investments in one of our managed funds.

The decrease in the net loss for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 is primarily attributable to the following:

•	An increase in operating revenues of $438,000, as a $1,120,000 increase in investment advisory fees was partially offset by a $682,000 decrease in referral fee revenue. The increase in investment advisory fees reflects both an increase in average assets under management and an improved average fee rate. The reduction in referral fees reflects both a reduction in assets under management under the referral arrangement and a reduction in fees charged by the hedge fund manager.
•	A decrease in administrative expenses of $1,048,000, or 6%. The reduction primarily reflects lower compensation costs as a result of reduced staff and reduced severance costs and lower professional fees.
•	An increase in amortization charges of $3,203,000, reflecting the reduced estimated remaining life for the referral relationship intangible asset beginning in the fourth quarter of 2011.
•	A goodwill impairment charge of $3,500,000 recognized in 2011, primarily due to the long-term impact of the reductions to the referral revenue stream with respect to the referral relationship.
•	A $129,000 increase in other income primarily as a result of improved returns from our equity investments in two of our managed funds.

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

The following table provides a reconciliation of operating loss to the Adjusted EBITDA for the periods ended September 30, 2012 and 2011.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Operating loss	$(1,673,000)	$(1,492,000)	$(5,683,000)	$(7,466,000)
Amortization of intangible assets	2,401,000	1,391,000	7,203,000	4,000,000
Impairment of goodwill	-	-	-	3,500,000
Depreciation expense	33,000	34,000	96,000	89,000
Adjusted EBITDA (deficit)	$761,000	$(67,000)	$1,616,000	$123,000

The improvements to Adjusted EBITDA in the 2012 periods primarily reflect the increases in operating revenues and the reductions in administrative expenses.

Operating Revenues

Our operating revenues include investment advisory fees received for the management of assets within separate accounts and private funds. Our operating revenues also include referral fees earned in connection with NIS’s referral arrangement with an unaffiliated hedge fund manager. Operating revenues increased by $389,000, or 7%, in the three months ended September 30, 2012 and by $438,000, or 3%, in the nine months ended September 30, 2012. The changes by revenue category are more fully described below.

	Three months ended		2012	Nine months ended		2012
	September 30,		vs.	September 30,		vs.
	2012	2011	2011	2012	2011	2011
Investment advisory fees	$5,715,000	$5,186,000	10%	$16,467,000	$15,347,000	7%
Referral fees	64,000	204,000	-69%	263,000	945,000	-72%
Total operating revenues	$5,779,000	$5,390,000	7%	$16,730,000	$16,292,000	3%

Average Assets Under Management (in millions)	$8,644.4	$8,418.4	3%	$8,548.4	$8,351.1	2%
Average Fee Rate (basis points)	26.4	24.6	7%	25.7	24.5	5%

Average Referred Assets Under Management (in millions)	$169.6	$775.6	-78%	$274.0	$838.5	-67%
Average Referral Fee Rate (basis points)	14.9	10.5	42%	12.8	15.0	-15%

For the three month periods, our investment advisory fees increased by $529,000, or 10%, due to a 3% increase in our average assets under management and a 7% increase in our average fee rate. For the nine month periods, our investment advisory fees increased by $1,120,000, or 7%, due to a 2% increase in our average assets under management and a 5% increase in our average fee rate.

For the three month periods, our referral fees decreased by $140,000, or 69%, primarily due to a 78% decrease in the average assets under the referral arrangement. For the nine month periods, our referral fees decreased $682,000, or 72%, due to a 67% decrease in the average assets under the referral arrangement and a 15% decrease in our average referral fee rate.

The assets under this referral arrangement have decreased significantly over the last two years for a variety of factors and as a result, our referral fees have been substantially reduced. In September 2012, the hedge fund manager announced that it would complete an orderly liquidation of the remaining assets of the primary fund in which the majority of the referred assets are invested. As a result, we expect that the referred assets and referral fees will be substantially eliminated as of December 31, 2012.

We also receive incentive fees on an annual basis from the management of certain of our private funds, including one that invests in preferred stocks. Because investment returns on preferred stocks can be volatile, the level of incentive fees earned can vary significantly from year to year. These fees generally are based on a calendar year performance period and we recognize the fees at the conclusion of the performance period. In 2011, we earned incentive fees of $262,000, which were recognized in December 2011. Based on performance through September 30, 2012, we would have earned incentive fees of approximately $900,000, but results for the first nine months of the year are not necessarily indicative of results to be expected for the full year.

Administrative Expenses

Administrative expenses for the three month period ended September 30, 2012 decreased by $440,000, or 8%, compared to the 2011 period. Administrative expenses for the nine month period ended September 30, 2012 decreased by $1,048,000, or 6%, compared to the 2011 period. The decreases are largely due to reduced provisions for severance. Other changes by expense category are more fully described below.

	Three months ended		2012	Nine months ended		2012
	September 30,		vs.	September 30,		vs.
	2012	2011	2011	2012	2011	2011

Employee compensation:
Recurring compensation	$2,925,000	$2,857,000	2%	$8,876,000	$9,172,000	-3%
Severance costs	91,000	469,000	-81%	91,000	469,000	-81%
Total compensation	3,016,000	3,326,000	-9%	8,967,000	9,641,000	-7%
Third party distribution expense	460,000	348,000	32%	1,213,000	986,000	23%
Investment management expense	400,000	402,000	-%	1,187,000	1,200,000	-1%
Legal, audit, and other professional fees	210,000	368,000	-43%	755,000	1,119,000	-33%
Occupancy	277,000	283,000	-2%	887,000	833,000	6%
Other administrative expenses	688,000	764,000	-10%	2,201,000	2,479,000	-11%
Total administrative expenses	$5,051,000	$5,491,000	-8%	$15,210,000	$16,258,000	-6%

Employee compensation includes salaries and wages, sales incentives and other incentive compensation, and other payroll related taxes and benefits. For the three months ended September 30, 2012, the increase in recurring employee compensation reflects increased incentive compensation costs. For the nine months ended September 30, 2012, the decrease in recurring employee compensation is primarily due to reduced staff levels.

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

The decrease in legal, audit, and other professional fees primarily reflects reduced audit costs based on the timing of year-end audit work and reduced legal services in 2012.

Other administrative expenses include travel and other marketing related expenses, insurance expense, and other operating expenses. The decrease in other administrative expenses primarily reflects reduced insurance costs that were enabled by our ability to reduce coverage levels in the latter half of 2011.

Amortization of Intangible Assets and Impairment of Goodwill

Amortization of intangible assets is recognized in periods following acquisitions based on the estimated useful lives of the respective assets. We periodically reassess the remaining useful lives of these intangible assets based on significant terminations or redemption activity that might indicate that respective attrition rates have changed substantively. Throughout 2011, we considered the impact of recurring redemptions of the referred assets and their impact on the remaining useful life of its NIS referral relationship intangible asset. The most recent assessment at 2011 year end resulted in reducing the estimated remaining useful life to approximately 15 months as of October 1, 2011. The $3,203,000 increase in amortization expense in 2012 reflects these revisions to the remaining estimated useful life of the intangible asset related to the referral relationship. As a result of the most recent revision to the estimated remaining useful life of the NIS referral relationship intangible asset, we expect that asset will be fully amortized at the end of 2012 and that the total annual amortization expense will increase to $9,604,000 for 2012. For 2013, we expect that the total annual amortization will decrease to $970,000.

Following the end of the first quarter of 2011, we were notified by the hedge fund manager of redemptions and a reduction in its referral fee rates that significantly exceeded the estimates that were received in connection with the 2010 year end assessment of goodwill. From ensuing discussions with the hedge fund manager, we became aware of additional concerns with the relationship that may impact the marketing relationship beyond the current contractual period. These factors caused us to further reduce our long-term forecast of referral fee revenues and triggered an interim assessment of goodwill as of March 31, 2011. As a result of that assessment, we concluded that goodwill had been impaired and recognized an impairment charge of $3,500,000 as the reduction in the forecast long-term referral fee revenues had resulted in a reduced estimate of our value.

Other Income and Expense

Other income and expense includes investment income from the investment of excess cash balances.

	Three months ended		2012	Nine months ended		2012
	September 30,		vs.	September 30,		vs.
	2012	2011	2011	2012	2011	2011
Interest income	$23,000	$21,000	10%	$61,000	$66,000	-8%
Net realized gains (losses) on investments	13,000	(17,000)	NM	6,000	(18,000)	NM
Income (loss) from equity investees	177,000	(78,000)	NM	452,000	342,000	32%
Total other income (expense)	$213,000	$(74,000)	NM	$519,000	$390,000	33%

We earn interest income and realize investment gains or losses on a portfolio of debt securities managed to enhance our yield on cash not immediately needed for operations.

Income (loss) from equity investees represents our share of the net income or loss of two investments in affiliates.

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

During June 2012, substantially all of the TALF Fund securities were liquidated and converted to cash equivalents. The remaining assets of the TALF Fund were distributed to the respective investors, including the Company in September 2012.

Our investment in affiliates also includes our investment in the Titanium Absolute Return Fund (formerly, the NIS Fixed Income Arbitrage Fund, LTD.) (the “TARF Fund”). We are the managing member of the TARF Fund and serve as the investment manager for the TARF Fund for which we receive management fees. As of September 30, 2012, our investment in the TARF Fund represented approximately 14% of the net assets in the TARF Fund. Because we have an equity interest in the TARF Fund and have significant influence over the TARF Fund’s daily activities through our role as managing member and investment manager, we account for this investment using the equity method of accounting.

Liquidity and Capital Resources

At September 30, 2012, we had $12,177,000 of funds available consisting of $3,210,000 of cash and cash equivalents, $5,089,000 of securities available for sale, and $3,878,000 invested in one of the private funds that we manage. At December 31, 2011, these combined balances were $10,484,000. The $1,693,000 increase primarily reflects cash provided by operating activities.

	Nine months ended September 30,
	2012	2011

Net cash provided by operating activities	$1,389,000	$1,026,000
Net cash used in investing activities	$(966,000)	$(4,777,000)

Net cash provided by operating activities was $1,389,000 for the nine months ended September 30, 2012; an increase of $363,000 compared to the net cash provided by operating activities during the nine months ended September 30, 2011. The improvement primarily reflects increases in operating revenues, reductions in administrative expenses, and an increase in investment income.

Net cash used in investing activities during the nine months ended September 30, 2012 primarily reflects a net increase in other invested assets. Net cash used in investing activities during the nine months ended September 30, 2011 primarily reflects a payment of $4,000,000 for the final obligation related to our acquisition of Boyd and a net increase in other invested assets.

As of September 30, 2012, we have no further current or contingent financial obligations due under our acquisition agreements.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding legal proceedings related to the Company, see Note 10 – Contingencies.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Furnished with this quarterly report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (ii) the Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive Loss for the three and nine month periods ended September 30, 2012 and 2011, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the nine month periods ended September 30, 2012 and 2011, (v) the Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2012 and 2011, (vi) Notes to Condensed Consolidated Financial Statements, and (vii) document and entity information.

* The information in these exhibits shall not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TITANIUM ASSET MANAGEMENT CORP.

November 12, 2012	By:	/s/ Robert Brooks
Name: Robert Brooks
Title: Chief Executive Officer (Principal Executive Officer)

November 12, 2012	By:	/s/ Jonathan Hoenecke
Name: Jonathan Hoenecke
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

exhibit Index

Exhibit Number	Description
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 *	Furnished with this quarterly report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (ii) the Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive Loss for the three and nine month periods ended September 30, 2012 and 2011, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the nine month periods ended September 30, 2012 and 2011, (v) the Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2012 and 2011, (vi) Notes to Condensed Consolidated Financial Statements, and (vii) document and entity information.

* The information in these exhibits shall not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, except as expressly set forth by specific reference in such filing.