Form 10-K
period 2012-12-31
Titanium Asset Management Corp
filed 2013-03-06
CIK 1407161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2012, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of the Registrant’s common stock held by non-affiliates of the Registrant (based upon the closing mid-market price of such shares on AIM) was approximately $3,000,000. Shares of the Registrant’s common stock held by the Registrant’s executive officers and directors and by each entity that owns 5% or more of the Registrant’s outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At March 1, 2013, there were 19,744,824 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission under Regulation 14A within 120 days after year end, are incorporated by reference from the definitive Proxy Statement into Part III of this Annual Report on Form 10-K.

This Annual Report on Form 10-K, including, particularly, the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by and information currently available to the management of Titanium Asset Management Corp., a Delaware corporation (referred to as “we,” “our” or the “Company,” and, unless the context indicates otherwise, includes our wholly owned asset management subsidiaries, Boyd Watterson Asset Management, LLC (referred to as Boyd), National Investment Services, Inc. (referred to as NIS), and Wood Asset Management, Inc. (referred to as Wood). In 2010, we transferred the client accounts of Sovereign Holdings, LLC (referred to as Sovereign) to Boyd and deregistered Sovereign as an investment advisor. We refer to Boyd, NIS and Wood collectively as our subsidiaries or managers. The outcome of the events described in these forward-looking statements is subject to risks and uncertainties. Actual results and the outcome or timing of certain events may differ significantly from those projected in these forward-looking statements due to, among other things, the items described in Item 1A of this Annual Report on Form 10-K and the following items: market fluctuations that alter our assets under management; termination of investment advisory agreements; loss of key personnel; loss of third-party distribution services; impairment of goodwill and other intangible assets; our inability to compete; market pressure on investment advisory fees; changes in law, regulation or tax rates; ineffective management of risk; inadequacy of insurance; changes in interest rates, equity prices, liquidity of global markets and international and regional political conditions; terrorism; changes in monetary and fiscal policy, investor sentiment and availability and cost of capital; technological changes and events; outcome of legal proceedings; changes in currency values, inflation and credit ratings; failure of our systems to properly operate; actions taken by TAMCO Holdings, LLC. (referred to as TAMCO), as our significant stockholder; and other factors listed in this Annual Report on Form 10-K and from time to time in our other filings with the Securities and Exchange Commission (referred to as the Commission). For this purpose, statements relating to integrating the operational, administrative and sales activities of our subsidiaries, earning of incentive fees, amount of future assets under management, acquisitions of additional asset management firms and payment therefor, and anticipated levels of future revenues, expenses or earnings, among other things; any statements using the terms “aim,” “anticipate,” “appear,” “based on,” “believe,” “can,” “continue,” “could,” “are emerging,” “estimate,” “expect,” “expectation,” “intend,” “may,” “ongoing,” “plan,” “possible,” “potential, “predict,” “project,” “should” and “would” or similar words or phrases, or the negatives of those words or phrases; or discussions of strategy, plans, objectives or goals, may identify forward-looking statements that involve risks, uncertainties and other factors that could cause our actual results, financial condition and the outcome and timing of certain events to differ materially from those projected or management’s current expectations. By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise.

PART I

ITEM 1.	BUSINESS

General

Our principal business is providing investment advisory services to institutional and retail clients. We provide these services through a group of investment managers that have solid long-term track records. Through these investment managers, we have expertise in fixed-income, equity, and real estate investment strategies and have a client base that extends from individuals to a range of institutional investors, as well as sub-advisory and referral arrangements with a variety of broker-dealers. Although we manage and distribute a wide range of products and services, we operate in one business segment, namely as an investment advisor to institutional and retail clients. As of December 31, 2012, we had $8.9 billion of assets under management.

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

Company History and Development

We were incorporated in Delaware on February 2, 2007, and organized as a special purpose acquisition company with an objective to acquire one or more operating companies engaged in the asset management business.

On June 21, 2007, we completed a $120,000,000 private placement of units consisting of one share of our common stock, par value $0.0001 per share (“Common Stock”), and one warrant to purchase one share of Common Stock at $4.00 per share (“Warrant”). Also on that date, the Common Stock was admitted to trading on AIM, a market operated by the London Stock Exchange. Each company admitted to listing on AIM is required to have a Nominated Advisor (referred to as a Nomad) who is responsible for, among other things, advising the company on its responsibilities under the AIM rules for companies. Seymour Pierce Limited serves as our Nomad. All of the Warrants expired on June 21, 2011.

We used a substantial portion of the proceeds of the private placement to acquire four asset management firms in four separate transactions during 2007 and 2008.

In connection with the private placement, Clal Finance Ltd. (“Clal”), a financial institution in Israel, purchased 10,100,000 shares of Common Stock. Clal subsequently purchased 485,400 additional outstanding shares of Common Stock from other stockholders and increased its total interest in our Common Stock to 51.3%.

On December 18, 2012, TAMCO, an entity principally owned and controlled by the senior management of the Company, acquired all 10,585,400 shares of Common Stock held by Clal for $18,500,000 pursuant to a securities purchase agreement. Following the purchase, TAMCO and its affiliates hold total beneficial interests in 11,920,569 shares of Common Stock, representing approximately 60.4% of the currently outstanding Common Stock.

Our Investment Advisors

We conduct our business through four registered investment advisors: Boyd, with offices in Cleveland, Ohio and Charlotte, North Carolina; NIS, with offices in Milwaukee, Wisconsin and Chicago, Illinois; Wood, with offices in Sarasota, Florida; and Titanium Real Estate Advisors, with offices in Chicago, Illinois.

Boyd’s investment management business, which was founded in 1928, is primarily focused on fixed-income, equity and customized products. Its client base is comprised of institutional investors, with an emphasis on state and municipal entities, and individual investors, including high net worth individuals. Boyd has several sub-advisory arrangements with broker-dealers as a source of its clients.

NIS’ investment management business, which was incorporated in 1993, is primarily focused on fixed income investment strategies. Its client base is substantially comprised of institutional investors, mainly union sponsored pension plans and health and welfare plans.

Wood’s investment management business, which was founded in 1994, is primarily focused on providing investment strategies for equity securities, particularly the equity securities of U.S. issuers with large market capitalizations. Its client base is primarily comprised of individual investors, including high net worth individuals, and it primarily relies on broker-dealer agreements (both sub-advisory and referral) as a source of clients.

Titanium Asset Management Corp., doing business as Titanium Real Estate Advisors, which we organized in 2009 through the hiring of experienced real estate investment managers, is primarily focused on real estate advisory services directed towards multiemployer pension plans and other institutional investors.

Our marketing teams are trained to cross market the strategies of all our investment advisors.

Principal Products and Services

Our Principal Investment Strategies

As of December 31, 2012, approximately 89% of our assets under management were invested under fixed income strategies, approximately 7% were invested under equity strategies, and approximately 4% were real estate investments. The following table shows our assets under management by investment strategy as of December 31, 2012 and 2011.

	December 31,
(in millions)	2012	2011
Fixed income	$7,914.9	$7,483.4
Equity	595.6	621.4
Real estate	344.1	212.0
Total	$8,854.6	$8,316.8

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

Our principal equity strategies are a U.S. Large Cap Value Equity strategy and a U.S. Core Equity strategy. The U.S. Large Cap Value Equity and U.S. Core Equity strategies are based on a combination of internally generated research and third-party analysis (largely provided by broker-dealers), and the investment process for these strategies uses both “top down” macroeconomic analysis and “bottom up” company research. The U.S. Large Cap Value Equity strategy is benchmarked against the Russell 1000 Value Index and the U.S. Core Equity strategy is benchmarked against the S&P 500 Index.

Our real estate advisory services are currently provided as separate account and Qualified Professional Asset Manager (QPAM) services. These services include the origination of forward commitments for construction and permanent loans, development of construction projects for equity participation, equity acquisitions, and asset management for all property types including distressed properties. We also invest in properties leased to the General Services Administration (GSA) of the United States government.

In general, the percentages paid as fees based on assets under management are higher for equity and real estate investment strategies than for fixed-income strategies. Client portfolios within the same investment strategy may differ with regard to specific portfolio holdings, but the portfolios all have similar goals and objectives. In addition, restrictions and other guidelines that clients may place on their portfolios will result in differences in the securities held in portfolios with the same investment strategy. Therefore, client portfolios with similar strategies will not perform identically.

Our Clients

As of December 31, 2012, approximately 88% of our assets were with institutional clients and approximately 12% were with retail clients. The following table shows our assets under management by client type as of December 31, 2012 and 2011.

	December 31,
(in millions)	2012	2011
Institutional	$7,748.7	$7,178.9
Retail	1,105.9	1,137.9
Total	$8,854.6	$8,316.8

We have 252 pension and welfare plan clients that represent approximately 51% of our total assets under management, including 126 multiemployer plan clients that represent 38% of our total assets under management. Our remaining customer base is fairly diverse. The following table presents the number of clients by type and the percentage of assets under management that each represents as of December 31, 2012 and 2011:

	December 31,
	2012		2011
	Number of clients	Percentage of total assets under management	Number of clients	Percentage of total assets under management

Institutional
Pension and welfare plans
Multiemployer plans	126	38%	127	35%
Other	126	13%	113	12%
Total pension and welfare plans	252	51%	240	47%
Governmental entities	22	10%	19	12%
Corporations	175	11%	150	10%
Charitable organizations	96	9%	82	8%
Other	36	7%	48	9%
Total institutional	581	88%	539	86%

Retail
Broker dealer	726	4%	876	6%
Other	734	8%	722	8%
Total retail	1,460	12%	1,598	14%

Total	2,041	100%	2,137	100%

Our asset management services are typically delivered pursuant to investment advisory agreements we enter into with our clients. Investment advisory fees are generally received quarterly, based on the value of assets under management on a particular date, such as the first or last day of a quarter. Our institutional business is generally billed in arrears, whereas the retail business is generally billed in advance. The majority of our investment advisory contracts are terminable on notice of 30 days or less. The nature of these agreements, the notice periods and the billing cycles vary depending on the nature and the source of each client relationship.

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

Most of our investment advisory services are provided through the management of separate accounts. However, a meaningful portion of our services are provided through private funds, which allow us to provide our investment strategies to our institutional clients in a more cost efficient manner. At December 31, 2012, 90% of our assets under management were managed through separate accounts, whereas 10% were managed through private funds.

	December 31,
(in millions)	2012	2011
Separate accounts	$8,009.1	$7,540.2
Private funds	845.5	776.6
Total	$8,854.9	$8,316.8

At December 31, 2012, we managed five private funds that are organized as limited liability companies. The funds are organized with several specific fixed income investment strategies, including a high-yield fixed income strategy and a U.S. corporate preferred stocks and preferred-like income securities strategy.

In addition to management fees, we earn incentive fees from certain of the private funds including the one fund that invests in U.S. corporate preferred stocks. Our incentive fees are measured on the absolute investment performance over a calendar year performance period, and are subject to a cumulative profit threshold. Because investment returns on preferred stocks can be volatile, the level of incentive fees earned can vary significantly from year to year. We earned incentive fees of $1,165,000 and $262,000 in 2012 and 2011, respectively.

Distribution and Marketing

Institutional Distribution

Approximately 88% of our assets under management were with institutional clients as of December 31, 2012. Institutional investors typically use multiple investment strategies in building their portfolios and rely heavily on advice from investment consultants that are contracted by the institutional clients. Our business strategy is to have several different investment strategies in order to have multiple opportunities to obtain additional assets under management from existing or prospective clients. We regularly make new business presentations to institutional investors, including public pension funds, endowments, foundations, and their institutional investment consultants. Our current focus is on firms with a regional presence that service our existing clients or prospects.

In working with institutional investment consultants, our focus is to provide the consultants with timely information about our investments strategies, and to respond to their requests for proposals in a timely and efficient manner. We currently conduct business through approximately fifteen consultants, including CapTrust Advisors/Schott Group, Marco Consulting Group, Marquette Association, and Strategic Capital, who collectively represent clients with approximately 36% (32% in 2011) of our assets under management. We expect to increase our marketing efforts to consultants by providing information to, and calling on, more firms, including firms with national coverage.

While cultivating relationships with institutional investment consultants is important to developing business, as institutional investors often rely heavily on advice from such consultants, we do not have any agreements or arrangements with any consultants, and do not pay any consultants referral fees or any other payments. The institutional investors contract with the institutional investment consultants for their services.

In addition, we may, on occasion, engage third-party solicitors to market our products to institutional clients.

Broker-Dealer Relationships

We have relationships with 44 broker-dealers, through which approximately 20% of our assets under management are provided. The largest of these relationships represents approximately 6% of our assets under management as of December 31, 2012.

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

In 2012, approximately $1,699,000, or 8%, ($1,372,000, or 7%, in 2011) of our investment advisory fees were earned through one broker-dealer. In connection with this arrangement, in 2012 we paid referral fees totaling approximately $1,087,000 ($869,000 in 2011). These referral fees are reported as third party distribution expense within administrative expenses.

Competitive Business Conditions

The U.S. Economy

In 2012, the U.S. equity markets produced a strong return of 16% for the year, as measured by the S&P 500 Index, while the U.S. fixed income markets produced a very respectable 4.2% return, as measured by the broad investment grade indices. Because fixed income strategies represent approximately 90% of our assets under management, the fixed income markets have the most significant impact on our assets under management and our operating results. As our fixed income assets continue to be a liquidity source for our clients’ financial obligations, withdrawals will remain a challenge to growing our assets under management.

Although the U.S. economy has seen gradual improvement since 2008, the effects of the global financial crisis that began to unfold in 2007 continue to exist and economic growth has been slow and uneven. In addition, the negative impacts and continued uncertainty stemming from the sovereign debt crisis and economic difficulties in Europe and United States fiscal and political matters, including deficit reduction and U.S. debt ratings, have impacted and may continue to impact the global economic recovery. These events and possible continuing market turbulence may have an adverse effect on our business operations. Risks to a robust resumption of growth persist: a weak consumer weighed down by too much debt and increasing joblessness, the growing size of the federal budget deficit and national debt, and the threat of inflation.

Our Competitive Position in the Industry

The asset management industry in the U.S. is highly fragmented, with several thousand asset managers. Although there are a few large firms (those with $1 trillion and above in assets under management), these firms tend to have significant assets in index-tracking strategies and/or money market funds. Both of these strategies are typically highly scalable and pay lower investment advisory fees than actively managed equity and fixed-income strategies. For these reasons, larger firms have attempted further growth by continuous product innovation. Because barriers to entry in asset management are reasonably low, however, larger firms have for some time suffered an outflow of talent into more specialized firms focused on either long-only or absolute return (hedge fund) strategies. Due to these factors, we do not consider these large asset managers to be direct competition to our business.

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

We must compete with these smaller and mid-sized asset managers—both domestic and foreign—on a number of factors, including the performance of investment advisory services, the quality of employees, transaction execution, products and services, innovation, reputation and price. We may fail to attract new business and we may lose clients if, among other reasons, we are not able to compete effectively.

Governmental Regulation

The following is a summary of the main legal restrictions and other regulations pertaining to our asset management activities. Substantially all aspects of our businesses are subject to federal and state regulation.

Specifically, we are subject to federal securities laws, principally the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, and the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”); to state laws regarding securities fraud; and regulations promulgated by various regulatory authorities, including the Commission. These laws and regulations are primarily intended to benefit clients and generally grant supervisory agencies broad administrative powers, including the power to limit or restrict the carrying on of business for failure to comply with such laws and regulations. Possible sanctions that may be imposed include the suspension of individual employees, limitations on engaging in business for specific periods, the revocation of registration as an investment advisor, censures and fines.

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

To register as an investment advisor regulated by the Commission, an entity files a Form ADV, which consists of two parts, Form ADV Part 1 and Form ADV Part 2. The first part (Form ADV Part 1) is an annual report submitted to the Commission within 90 days of the end of the calendar year that describes ownership of the company, the volume of assets under management, categories of customers and any material change that has occurred during the reported year. The second part (Form ADV Part 2) is a report directed to clients of the registered investment advisor 90 days after the end of the calendar year (new clients receive a copy of this report when they open an account). Form ADV Part 2 provides information regarding the investment process of the registered investment advisor, the ethical code of the registered investment advisor, and the compliance process of the registered investment advisor, and also contains a biography of the key managers of the registered investment advisor.

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

Failure to comply with the provisions of the Investment Advisers Act, may lead to the Commission imposing any of the sanctions available to it, depending on the severity of the violation, including fines, license revocations, and prohibitions on private individuals marketing securities for a particular period. Sanctions due to criminal activity could include fines and even incarceration.

State Regulation

States generally may not impose their registration and licensing laws on investment advisors who are registered under the Investment Advisers Act merely because they are transacting business in the state. As all of our registered investment advisors are registered with the Commission, the applicable state regulations are minimal. Specifically, each of our registered investment advisors submits a “notice filing” in each state in which the firm has a place of business or more than five clients. Additionally, our “investor advisor representatives” are registered in the state in which they are physically located. Some states also impose suitability standards on an investment advisor’s recommendations, and states may investigate and bring enforcement actions for fraud and other matters of law. We believe we are currently in compliance with applicable state regulations.

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

Employees

At December 31, 2012, we had 72 employees, of whom 68 were full time employees. 27 of our employees were investment professionals. The average professional experience of our investment staff was 21 years. Thirteen of our staff were Certified Financial Analyst charterholders. Our marketing, sales and client service staff comprised 13 employees. We believe that we have a stable workforce and that our relationship with our employees is good.

ITEM 1A.	RISK FACTORS

Set forth below are factors that we believe, individually or in the aggregate, could materially and adversely affect us, our business, results of operations or financial condition. You should understand that it is not possible to predict or identify all such factors and what follows should not be considered an exhaustive list of all potential risks or uncertainties. There may be additional risks and uncertainties not presently known to us or that we currently deem immaterial that could have a substantial adverse effect on us, our business, results of operations, or financial condition.

Risks Relating to Our Business

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

The capital and credit markets have been experiencing disruption for several years. The volatility in the equity and fixed income markets, together with the lack of investor confidence, could exacerbate any decline in securities prices and assets under management. Any further decreases in the level of our assets under management due to securities price declines or other factors would negatively impact our revenue and profitability.

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

Our institutional separate account business is highly dependent upon referrals from pension fund consultants. Many of these consultants review and evaluate our products and our organization from time to time. Poor reviews or evaluations of either the particular product or of us may result in client withdrawals or may impact our ability to attract new assets through these intermediaries. As of December 31, 2012, four consultants advising the largest portion of our client assets under management represented approximately 36% of our assets under management.

Our ability to grow our assets under management is dependent on access to third-party intermediaries, including broker-dealer sponsors of wrap programs and other third-party solicitors. At December 31, 2012, broker-dealer wrap programs and clients referred to us by broker-dealers and other third-party solicitors accounted for approximately 20% of our total assets under management. We cannot assure you that these sources and client bases will continue to be accessible to us on commercially reasonable terms, or at all. The absence of such access could cause our assets under management to decline and have a material adverse effect on our net income. In addition, some of the third-party intermediaries offer competing investment strategies, and may elect to emphasize the investment strategies of competitors or their own firms.

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

During 2011, we recognized goodwill impairment charges totaling $12,423,000. During 2012, we did not recognize any goodwill impairment charges.

As of December 31, 2012, the net carrying amount of goodwill and other intangible assets on our consolidated balance sheet were $13,264,000 and $5,309,000, respectively, an aggregate of approximately 50% of our total assets. Additional impairment charges with respect to either or both, depending on the amount, could have a significant impact on our results of operations.

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

Acquisitions, business combinations and joint ventures may expose us to additional risks.

Any acquisition, business combination or joint venture that we engage in could present a variety of risks.  These risks include the following: (1) the incurrence of debt or contingent liabilities and an increase in interest expense and amortization expenses related to intangible assets with definite lives; (2) our failure to discover liabilities of the acquired business for which we may be responsible as a successor owner or operator, despite any investigation we make before the acquisition; (3) the diversion of management's attention from our core operations as they attend to any business integration issues that may arise; (4) the loss of key personnel of the acquired business or joint venture counterparty; (5) our becoming subject to material liabilities as a result of failure to negotiate adequate indemnification rights; (6) difficulties in combining the standards, processes, procedures and controls of the new business with those of our existing operations; (7) difficulties in coordinating new product and process development; (8) difficulties in integrating product technologies; and (9) increases in the scope, geographic diversity and complexity of our operations.

Our failure to integrate acquired businesses successfully into our existing businesses could cause us to incur unanticipated expenses and losses, which could materially harm our business, financial condition and results of operations.

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

Our Common Stock is admitted for trading on AIM. AIM is a market designed primarily for emerging or smaller companies. The rules of this market are less demanding than those of exchanges in the U.S. An investment in shares traded on AIM is perceived to carry a higher risk than an investment in shares quoted on exchanges with more stringent listing requirements, such as the New York Stock Exchange or the Nasdaq Global Market. In addition, we may not always retain a listing on the AIM and we may not be able to list or thereafter maintain a listing of our securities for trading on an exchange in the U.S.

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

TAMCO can exercise control over all matters requiring stockholder approval and could make decisions about our business that conflict with other stockholders.

TAMCO directly owns approximately 53.6% of our outstanding shares of Common Stock. As a result of its stockholdings and representation on our board of directors, TAMCO (and the entities and persons that directly or indirectly own TAMCO) effectively control most matters affecting us, including:

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

TAMCO will be in a position to exert significant influence over the decisions of our management and issues requiring stockholder approval. TAMCO may vote in favor of certain matters regardless of whether stockholders other than TAMCO believe such matter to be in our best interest.

Our charter documents contain provisions that may delay, defer or prevent a change of control.

Provisions of our certificate of incorporation and bylaws could make it more difficult for a third party to acquire control of us, even if the change in control would be beneficial to stockholders. These provisions include the following:

•	giving the board of directors the ability to authorize the issuance of shares of our preferred stock, par value $0.0001, without stockholder approval;

•	vesting exclusive authority in the board of directors to fill vacancies on the board of directors;

•	limiting stockholders’ ability to call special meetings (specifically, our bylaws provide that special meetings of our stockholders may be called only by stockholders holding at least 50.0% of the voting power of our issued and outstanding shares of stock entitled to vote at such meeting, the board of directors, the President, or the Chairman of our board of directors.

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

Our corporate office is located in Milwaukee, Wisconsin and we maintain additional office locations in Cleveland, Ohio; Chicago, Illinois; Charlotte, North Carolina; and Sarasota, Florida. All of our office locations are leased. The Milwaukee, Wisconsin office space consists of 9,527 square feet pursuant to a lease which expires on February 28, 2018, but can be extended to February 28, 2023. The office space in Cleveland, Ohio consists of 10,900 square feet pursuant to a lease that expires on October 31, 2015. The office space in Chicago, Illinois consists of 7,606 square feet pursuant to a lease that expires May 1, 2020. The current Charlotte, North Carolina office location consists of 1,746 square feet pursuant to a lease that expires January 31, 2018. The Sarasota, Florida office location consists of 3,586 square feet pursuant to a lease arrangement that expires on October 31, 2013.

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

On January 30, 2013, the Company reached a settlement with a former executive of the Company that had made a claim against the Company for severance, among other things, and against whom the Company had filed a counterclaim for unjust enrichment. Pursuant to terms of the settlement, the former executive and the Company agreed to mutual releases and waivers with respect to the claim and counterclaim, and the Company agreed to repurchase all 889,408 shares of Common Stock of the Company held by the former executive and certain of his affiliates for a total of $745,000, as well as to pay $100,000 towards the former executive’s legal fees.

There are no governmental, legal or arbitration proceedings to which we or the subsidiaries are a party or to which any of our or any of the subsidiaries’ property is subject, the resolution of which would have a material effect on our financial position, results of operations or cash flows.

ITEM 4.	MINE SAFETY DisCLOSURES

Not applicable.

EXECUTIVE OFFICERS of the registrant

The biographical summaries of our executive officers as of March 1, 2013 are as follows:

Name	Age	Position
Robert Brooks	58	Chairman and Director
Brian L. Gevry	46	Chief Executive Officer and Director
Jonathan Hoenecke	53	Chief Financial Officer and Secretary

Robert Brooks was appointed as our Chairman on December 19, 2012. Mr. Brooks previously had served as our Chief Executive Officer and a director since February 8, 2010. Prior to that date, Mr. Brooks was appointed as a Managing Director of Titanium on July 14, 2008 and as Executive Vice President of NIS in 2000. Prior to that time, Mr. Brooks served as Vice-President and Senior Vice President at NIS. In those positions, Mr. Brooks was the lead officer for business development, client relations and consultant relations for NIS, and was involved in long-term strategic planning for NIS. Prior to joining NIS in 1994, Mr. Brooks worked at Zenith Administrators, Inc. from 1990 to 1994, as vice president and Chicago branch office manager. He served in the same capacity at Kelly & Associates, Inc. from 1984 to 1990. Prior to Kelly & Associates, Inc., Mr. Brooks worked in administration of large pension plans and was a field service officer with the Teamsters Central States Pension Fund from 1979 to 1984. Mr. Brooks is an Investment Management Committee Member of the International Foundation of Employee Benefit Plans. Mr. Brooks attended St. Thomas College and graduated from Chicago State University.

Brian L. Gevry, CFA, was appointed as our Chief Executive Officer on December 19, 2012. Mr. Gevry had previously served as our Chief Operating Officer and a director since February 8, 2010. Previously, Mr. Gevry was appointed a Managing Director of Titanium on January 15, 2009. He was named the Chief Executive Officer of Boyd on February 18, 2006 and has been Co-Chief Investment Officer since July 2000. Mr. Gevry initially joined Boyd in 1991 as a Portfolio Analyst and acted as its Chief Operating Officer from 2000 to February 17, 2006. Mr. Gevry is a charter member of the CFA Institute, and a member of the CFA Society of Cleveland, and received his MBA from Case Western Reserve University and his BA from Cleveland State University.

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

There is currently no established public trading market for shares of our Common Stock in the United States. Shares of our Common Stock were admitted to trading on AIM on June 21, 2007. Our Common Stock trades on AIM under the symbol TAM.

The following table shows the closing mid-market prices for our Common Stock, as reported on AIM, for the periods indicated. The mid-market price is equal to the average of the best bid price and the best offer price, rounded to the second decimal point. These prices are as reported by the London Stock Exchange in U.S. Dollars.

	Price Per Share of Common Stock ($)
Quarterly Period	Low	High
1st Quarter, 2011	0.25	0.90
2nd Quarter, 2011	0.50	0.90
3rd Quarter, 2011	0.25	0.50
4th Quarter, 2011	0.25	0.50
1st Quarter, 2012	0.33	0.50
2nd Quarter, 2012	0.33	0.50
3rd Quarter, 2012	0.23	0.50
4th Quarter, 2012	0.35	0.35

As of January 31, 2013, there were approximately 136 record holders of our Common Stock.

We have not paid any dividends on any of our shares of Common Stock to date and the payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any dividends will be within the discretion of our then current board of directors, subject to the requirements of the Delaware General Corporation Law. Our board does not currently recommend payment of any dividends. There are currently no restrictions (including, where appropriate, restrictions on the ability of our subsidiaries to transfer funds to us in the form of cash dividends, loans or advances) that currently materially limit our ability to pay dividends or that we reasonably believe are likely to limit materially the future payment of dividends.

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

We provide these services through a group of investment managers that have solid long-term track records. Through these investment managers, we have expertise in fixed-income, equity, and real estate investment strategies and have a client base that extends from individuals to a range of institutional investors, as well as sub-advisory and referral arrangements with a variety of broker-dealers. As of December 31, 2012, we had $8.9 billion of assets under management.

Our asset management services are typically delivered pursuant to investment advisory agreements we enter into with our clients. Investment advisory fees are generally received quarterly, based on the value of assets under management on a particular date, such as the first or last day of a quarter. Our institutional business is generally billed in arrears, whereas the retail business is generally billed in advance. The majority of our investment advisory contracts are terminable on notice of 30 days or less. The nature of these agreements, the notice periods and the billing cycles vary depending on the nature and the source of each client relationship. Our assets under management primarily consist of fixed income and equity securities. We value substantially all fixed income securities based on prices from independent pricing services. We value equity securities at the last closing price on the primary exchange on which the securities are traded. The percentage of assets under management for which we estimate fair value is not significant to the value of our total assets under management. Most of our investment advisory services are provided through the management of separate accounts. However, a meaningful portion of our services are provided through private funds, which allow us to provide our investment strategies to our institutional clients in a more cost efficient manner.

We earn incentive fees on two of the private funds, one of which is organized to invest in preferred stocks. Our incentive fees are measured on the absolute investment performance over a calendar year performance period, and are subject to cumulative profit thresholds. Because investment returns on preferred stocks can be volatile, the level of incentive fees earned can vary significantly from year to year.

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

On June 21, 2007, we completed a $120,000,000 private placement of units consisting of one share of our Common Stock and one Warrant. The Common Stock and the Warrants were also admitted to trading on AIM, a market operated by the London Stock Exchange, on June 21, 2007. Each company admitted to listing on AIM is required to have a Nomad who is responsible for, among other things, advising the company on its responsibilities under the AIM rules for companies. Seymour Pierce Limited serves as our Nomad. All of the Warrants expired on June 21, 2011.

We used a substantial portion of the proceeds of the private placement to acquire four asset management firms in four separate transactions. We purchased Wood and Sovereign as of October 1, 2007, we purchased NIS as of March 31, 2008, and we purchased Boyd as of December 31, 2008.

During 2010 and 2011, we reorganized the acquired businesses such that we significantly reduced our structural administrative expenses, primarily through reductions to senior management and redundant operations.

In connection with the private placement, Clal purchased 10,100,000 shares of Common Stock. Clal subsequently purchased 485,400 additional outstanding shares of Common Stock from other stockholders and increased its total interest in our Common Stock to 51.3%.

On December 18, 2012, TAMCO, an entity principally owned and controlled by the senior management of the Company, acquired all 10,585,400 shares of Common Stock held by Clal for $18,500,000 pursuant to a securities purchase agreement. Following the purchase, TAMCO and its affiliates hold total beneficial interests in 11,920,569 shares of Common Stock, representing approximately 60.4% of the currently outstanding Common Stock.

Market Developments

In 2012, the U.S. equity markets produced a strong return of 16% for the year, as measured by the S&P 500 Index, while the U.S. fixed income markets produced a very respectable 4.2% return, as measured by the broad investment grade indices. Because fixed income strategies represent approximately 90% of our assets under management, the fixed income markets have the most significant impact on our assets under management and our operating results. Our overall investment performance resulted in our assets under management increasing by $512.2 million, or 6.2%, in 2012 ($406.2 million, or 5.0%, in 2011).

However, fixed income assets continue to be a liquidity source for our clients’ financial obligations and therefore withdrawals remain a challenge to growing assets under management.

Although the U.S. economy has seen gradual improvement since 2008, the effects of the global financial crisis that began to unfold in 2007 continue to exist and economic growth has been slow and uneven. In addition, the negative impacts and continued uncertainty stemming from the sovereign debt crisis and economic difficulties in Europe and United States fiscal and political matters, including deficit reduction and U.S. debt ratings, have impacted and may continue to impact the global economic recovery. These events and possible continuing market turbulence may have an adverse effect on our business operations. Risks to a robust resumption of growth persist: a weak consumer weighed down by too much debt and increasing joblessness, the growing size of the federal budget deficit and national debt, and the threat of inflation.

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

We manage a portion of our assets under management through private funds that are organized as limited liability companies. We believe the use of these funds allows us to provide our investment strategies to our institutional clients in a more cost effective manner. We earn incentive fees on certain of the private funds, including one which is organized to invest in preferred stocks.

Assets under management of $8.9 billion at December 31, 2012 were 6% higher than the $8.3 billion reported at December 31, 2011 due to net inflows and positive investment returns. The following table presents summary activity for 2012 and 2011.

			2012
	December 31,		vs.
(in millions)	2012	2011	2011

Beginning balance	$8,316.8	$8,125.0	2%

Inflows	2,121.0	1,526.3	39%
Outflows	(2,094.3)	(1,740.7)	-20%
Net flows	26.7	(214.4)	NM

Market value change	511.1	406.2	26%
Ending balance	$8,854.6	$8,316.8	6%

Average Assets Under Management (1)	$8,609.6	$8,347.2	3%
Average Fee Rate (basis points)	26.0	24.6	6%

(1)	Average assets under management are calculated based on the quarter-end balances and include amounts acquired in acquisitions, if any, in the first quarter following the acquisition.

NM: Not meaningful

The principle factors affecting our net flows during the years ended December 31, 2012 and 2011 include the following:

•	Multiemployer pension and welfare plans represent approximately 38% of our client base, and these plans have been faced with a challenging economic environment over the last several years. This economic environment has generally led to reduced employer contributions and increased withdrawals. These factors have led to increased levels of outflows from our fixed income strategies throughout the last several years. During 2011, this trend began to reverse with the general improvement in the economy. Net inflows from multiemployer pension and welfare plans were approximately $461 million during 2012 compared to net inflows of approximately $87 million during 2011. The net inflows for 2012 include approximately $115 million in new investments in the real estate strategy and approximately $80 million in the preferred stock strategy.

•	We generated approximately $700 million of new assets in 2009 through our participation in the Term Asset-Backed Securities Loan Facility (“TALF”) of the Federal Reserve Bank of New York. These assets were added through separate client accounts and our Titanium TALF Opportunity Fund (“TALF Fund”) under a strategy that was anticipated to last just a few years. The TALF strategy ultimately was fully liquidated in 2012 with outflows reflected in each of 2011 and 2012. The outflows totaled $350 million and $250 million in 2012 and 2011, respectively.

•	Net flows for 2011 were negatively impacted by the loss of several equity accounts managed under a quantitative strategy. These accounts totaled approximately $140 million and represented all of the accounts managed under this strategy. While management fee revenue was impacted by the loss of these accounts, the loss did not have a significant impact on profitability as the revenue was subject to a significant fee sharing arrangement with the portfolio manager.

Market value changes reflect our annual investment performance. Fixed income assets comprise approximately 89% of our total assets under management at December 31, 2012. The overall market value change related to fixed income assets was approximately $417.1 million, or 5.6% for 2012 ($400.5 million, or 5.6% for 2011). Fixed income returns as measured by the Barclay’s Aggregate Index were 4.2% for 2012 (7.8% for 2011). For the year ended December 31, 2012, approximately 92% of our fixed income assets with defined performance benchmarks outperformed their respective benchmarks.

Equity assets comprised approximately 7% of our total assets under management at December 31, 2012. The overall market value change related to equity assets was approximately $77.5 million, or 12.5% for 2012 ($10.1 million, or 1.3% for 2011). Equity returns as measured by the S&P 500 Index were 16.0% for 2012 (2.1% for 2011). For the year ended December 31, 2012, approximately 2% of our equity assets outperformed their respective benchmarks.

The following table presents summary breakdowns for our assets under management at December 31, 2012 and 2011.

	December 31,		December 31,
(in millions)	2012	% of total	2011	% of total

By investment strategy:
Fixed income	$7,914.9	89%	$7,483.4	90%
Equity	595.6	7%	621.4	7%
Real estate	344.1	4%	212.0	3%
Total	$8,854.6	100%	$8,316.8	100%

By client type:
Institutional	$7,748.7	88%	$7,178.9	86%
Retail	1,105.9	12%	1,137.9	14%
Total	$8,854.6	100%	$8,316.8	100%

By investment vehicle:
Separate accounts	$8,009.1	90%	$7,540.2	91%
Private funds	845.5	10%	776.6	9%
Total	$8,854.6	100%	$8,316.8	100%

During 2012, our mix of assets under management by investment strategy remained largely concentrated in fixed income strategies, as fixed income assets comprised 89% of total assets under management in 2012 compared to 90% in 2011.

During 2012, our mix of assets under management by client type shifted to a higher proportion of institutional clients versus retail clients, primarily due to the loss of retail equity accounts at Wood.

Our mix of assets under management by investment vehicle was relatively unchanged in 2012 as separate accounts comprised 90% of total assets under management in 2012 compared to 91% in 2011.

As of January 31, 2013, our aggregate assets under management decreased by 1% to $8,780.7 million as a result of net outflows and minimal market returns.

We also earn referral fees on clients referred to a hedge fund manager. The assets under this referral arrangement have decreased significantly over the last two years for a variety of factors and as a result, our referral fees have been substantially reduced. In September 2012, the hedge fund manager announced that it would complete an orderly liquidation of the remaining assets of the primary fund in which the majority of the referred assets are invested. As a result, the referred assets and referral fees have been substantially eliminated as of December 31, 2012.

Results of Operations

Consolidated Results of Operations

			2012
	Year ended December 31,		vs.
	2012	2011	2011
Operating revenues	$23,835,000	$21,875,000	9%
Operating expenses:
Administrative	20,964,000	21,332,000	-2%
Amortization of intangible assets	9,604,000	6,692,000	44%
Impairment of goodwill	-	12,423,000	NM
Total operating expenses	30,568,000	40,447,000	-24%
Operating loss	(6,733,000)	(18,572,000)	64%
Other income and expense	640,000	322,000	99%
Loss before taxes	(6,093,000)	(18,250,000)	67%
Income tax expense	-	-	NM
Net income (loss)	$(6,093,000)	$(18,250,000)	67%
Net income (loss) per share
basic	$(0.30)	$(0.88)	66%
diluted	$(0.30)	$(0.88)	66%

NM: Not meaningful

The decrease in the net loss for the year ended December 31, 2012 compared to the year ended December 31, 2011 is primarily attributable to the following:

•	An increase in revenue of $1,960,000, or 9%, due to an increase in investment management fees, an increase in incentive fees, offset in part by a decrease in referral fees. The increase in investment management fees reflects both an increase in our average assets under management and an increase in our average fee rate. The increase in incentive fees reflects an increase in the assets under management in the funds that earn incentive fees and significant market returns. The reduction in referral fees reflects both a reduction in assets under management under the referral arrangement and a reduction in fees charged by the hedge fund manager.

•	A decrease in administrative expenses of $368,000. The reduction primarily reflects savings in legal, audit and other professional fees as well as a reduction in severance provisions, offset in part by increases in our third party distribution expense.

•	An increase in amortization charges of $2,912,000, reflecting the impact of a reduced estimated remaining life for the referral relationship intangible asset beginning in the fourth quarter of 2011.

•	Goodwill impairment charges in 2011 that totaled $12,423,000.

•	An increase in other income of $318,000 primarily as a result of increased levels of invested assets and the returns from our investments in one of our managed funds.

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

The following table provides a reconciliation of operating loss to the Adjusted EBITDA for the years ended December 31, 2012 and 2011.

	Year ended December 31,
	2012	2011
Operating loss	$(6,733,000)	$(18,572,000)
Amortization of intangible assets	9,604,000	6,692,000
Impairment of goodwill	-	12,423,000
Depreciation expense	132,000	121,000
Adjusted EBITDA	$3,003,000	$664,000

Our Adjusted EBITDA for 2012 includes severance costs of $141,000. Excluding severance costs, our Adjusted EBITDA for 2012 would have been $3,144,000. Our Adjusted EBITDA for 2011 includes severance costs of $469,000. Excluding severance costs, our Adjusted EBITDA for 2011 would have been $1,133,000. The improvement to EBITDA in 2012 primarily reflects the increases to investment advisory fees and incentive fees, and the administrative expense reductions, offset in part by the decrease in referral fee revenue.

Operating Revenues

Our operating revenues include investment advisory fees received for the management of assets within separate accounts and private funds. We also receive incentive fees on an annual basis from the management of two of the private funds, including one that invests in preferred stocks. Because investment returns on preferred stocks can be volatile, the level of incentive fees earned can vary significantly from year to year. Our operating revenues also include referral fees earned in connection with NIS’s referral arrangement with a hedge fund manager. Operating revenues increased by $2.0 million, or 9%, in 2012. The changes by revenue category are more fully described below.

			2012
	Year ended December 31,		vs.
	2012	2011	2011
Investment advisory fees	$22,344,000	$20,507,000	9%
Incentive fees	1,165,000	262,000	345%
Referral fees	326,000	1,106,000	-71%
Total operating revenues	$23,835,000	$21,875,000	9%

Our investment advisory fees increased by $1,837,000, or 9%, due to a 3% increase in our average assets under management and a 6% increase in our average fee rate.

We earn incentive fees from two private funds that we manage. Our incentive fees increased by $903,000 in 2012 due to both an increase in the assets under management for these particular strategies and significant market returns in 2012.

The $780,000 decrease in our referral fees in 2012 reflects ongoing reductions in the assets under this referral arrangement. In September 2012, the hedge fund manager announced that it would complete an orderly liquidation of the remaining assets of the primary fund in which the majority of the referred assets are invested. As a result, the referred assets and referral fees have been substantially eliminated as of December 31, 2012.

Administrative Expenses

Administrative expenses decreased by $0.4 million, or 2%, in 2012. The decrease primarily reflects a $498,000 decrease in legal, audit and other professional fees as well as a $328,000 reduction in severance costs. Other changes by expense category are more fully described below.

			2012
	Year ended December 31,		vs.
	2012	2011	2011
Employee compensation:
Cash compensation	$12,139,000	$11,943,000	2%
Severance	141,000	469,000	-70%
Total compensation	12,280,000	12,412,000	-1%
Third party distribution expense	1,656,000	1,346,000	23%
Investment management expense	1,642,000	1,613,000	2%
Legal, audit, and other professional fees	1,123,000	1,621,000	-31%
Occupancy	1,171,000	1,133,000	3%
Other administrative expenses	3,092,000	3,207,000	-4%
Total administrative expenses	$20,964,000	$21,332,000	-2%

Ongoing cash compensation (cash compensation excluding severance costs) includes salaries and wages, sales incentives and other cash bonuses, and other payroll related taxes and benefits. Ongoing cash compensation increased by $196,000, or 2%, in 2012 as increased incentive pay offset the impact of further headcount reductions. Overall, we further reduced headcount from 75 at December 31, 2011 to 72 at December 31, 2012.

Third party distribution expense represents payments made to broker-dealer networks and other outside sales commissions. The increase in 2012 reflects increased levels of business conducted through our broker-dealer network and the use of a third party marketer.

Investment management expense includes pricing, trading, compliance, and other investment management service costs and subadvisory service fees for outside assistance in the management of certain asset classes.

The decrease in legal, audit, and other professional services reflects reduced audit costs based on the timing of year-end audit work and reduced legal services in 2012.

Other administrative expenses include travel and other marketing related expenses, insurance expense, and other operating expenses. The decrease in other administrative expenses primarily reflects reduced insurance costs that were enabled by our ability to reduce coverage levels in the latter half of 2011.

Amortization and Impairment of Intangible Assets and Goodwill

Amortization of intangible assets is recognized in periods following acquisitions based on the estimated useful lives of the respective assets. We periodically reassess the remaining useful lives of these intangible assets based on significant terminations or redemption activity that might indicate that respective attrition rates have changed substantively. Throughout 2011, the Company considered the impact of recurring redemptions of the referred hedge fund assets and their impact on the remaining useful life of its NIS referral relationship intangible asset. The assessment during the fourth quarter of 2011 resulted in reducing the estimated remaining useful life to approximately 15 months as of October 1, 2011. The revision to the estimated remaining useful life of the NIS referral relationship intangible asset resulted in increased amortization totaling approximately $8,635,000 for this intangible asset in 2012 and resulted in the $2,912,000 increase in total amortization expense in 2012. The NIS referral relationship intangible asset was fully amortized as of December 31, 2012. For 2013, we expect that the total annual amortization expense for all intangible assets will decrease to $970,000.

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

For purposes of testing goodwill for impairment as of December 31, 2012, the Company believes the implied value from the TAMCO purchase transaction represents an appropriate estimate for the Company’s fair value. The Company also completed an estimate of fair value pursuant to an income approach, which produced an estimated fair value in excess of the implied value from the TAMCO transaction. Based on these estimated fair values, the Company concluded that the goodwill balance was not impaired as of December 31, 2012.

During 2011, the Company recognized impairment charges totaling $12,423,000, including $3,500,000 that was recognized as of March 31, 2011 and $8,923,000 that was recognized as of December 31, 2011. These impairment charges were determined based on estimates of fair value for the Company pursuant to an income approach for estimating value.

Other Income and Expense

Other income and expense includes investment income from the investment of excess cash balances.

			2012
	Year ended December 31,		vs.
	2012	2011	2011
Interest income	$94,000	$85,000	11%
Realized gains (losses) on investments	3,000	(41,000)	NM
Income from equity investees	543,000	278,000	95%
Total other income	$640,000	$322,000	99%

NM: Not meaningful

We earn interest income and realize investment gains on a portfolio of debt securities managed to enhance our yield on cash not immediately needed for operations. The increase in interest income and realized gains for 2012 reflects an increase in the average level of assets in the portfolio.

Income from equity investees represents our share of the net income of our investments in equity investees.

Our investments in equity investees included an investment in the TALF Fund, which we organized for our clients to invest primarily in securities participating in the Term Asset-Backed Securities Loan Facility of the Federal Reserve Bank of New York. We were the managing member of the TALF Fund and served as the investment manager for the TALF Fund for which we received management fees. Because we had an equity interest in the TALF Fund and had significant influence over the TALF Fund’s daily activities through our role as managing member and investment manager, we accounted for this investment using the equity method of accounting.

During June 2012, substantially all of the TALF Fund securities were liquidated and converted to cash equivalents. The remaining assets of the TALF Fund were distributed to the respective investors, including the Company, in September 2012.

Our investments in equity investees also includes our investment in the Titanium Absolute Return Fund (formerly, the NIS Fixed Income Arbitrage Fund, LTD.) (the “TARF Fund”). We are the managing member of the TARF Fund and serve as the investment manager for the TARF Fund for which we receive management fees. As of December 31, 2012, our investment in the TARF Fund represents approximately 9% of the net assets in the TARF Fund. Because we have an equity interest in the TARF Fund and have significant influence over the TARF Fund’s daily activities through our role as managing member and investment manager, we account for this investment using the equity method of accounting.

Liquidity and Capital Resources

At December 31, 2012, we had $12,706,000 of funds available consisting of $3,092,000 of cash and cash equivalents, $5,644,000 of securities available for sale, and $3,970,000 invested in one of our private funds. At December 31, 2011, these combined balances were $10,484,000. The $2,222,000 increase primarily reflects cash generated from operating activities.

	Year ended December 31,
	2012	2011

Net cash provided by operating activities	$1,857,000	$1,178,000
Net cash used for investing activities	(1,552,000)	(3,089,000)

Net cash provided by operating activities was $1,857,000 in 2012 compared to $1,178,000 in 2011. The $0.7 million improvement primarily reflects the increased operating revenues.

Net cash used for investing activities in 2012 reflects additional net investments in securities of $2,599,000, partially offset by capital distributions of $1,184,000 received from one of the equity investees. Net cash used for investing activities in 2011 reflects payments of $4,540,000 for the payment of final acquisition obligations related to our acquisitions of Boyd and Wood, partially offset by capital distributions of $1,300,000 received from one of the equity investees.

As of December 31, 2012, we have no current or contingent financial obligations due under our prior acquisition agreements.

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

For purposes of testing goodwill for impairment as of December 31, 2012, the Company believes the implied value from the TAMCO purchase transaction represents an appropriate estimate for the Company’s fair value. The Company also completed an estimate of fair value pursuant to an income approach, which produced an estimated fair value in excess of the implied value from the TAMCO transaction. Based on these estimated fair values, the Company concluded that the goodwill balance was not impaired as of December 31, 2012.

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

During 2011, the Company recognized impairment charges totaling $12,423,000, including $3,500,000 that was recognized as of March 31, 2011 and $8,923,000 that was recognized as of December 31, 2011. These impairment charges were determined based on estimates of fair value for the Company pursuant to an income approach for estimating value.

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

The Company periodically reassesses the remaining useful lives of these intangible assets based on significant terminations or redemption activity that might indicate that respective attrition rates have changed substantively. Throughout 2011, the Company considered the impact of recurring redemptions of the referred hedge fund assets and their impact on the remaining useful life of its NIS referral relationship intangible asset. The assessment during the fourth quarter of 2011 resulted in reducing the estimated remaining useful life to approximately 15 months as of October 1, 2011. The revision to the estimated remaining useful life of the NIS referral relationship intangible asset resulted in increased amortization totaling approximately $8,635,000 for this intangible asset in 2012 and resulted in the $2,912,000 increase in total amortization expense in 2012. The NIS referral relationship intangible asset was fully amortized as of December 31, 2012. As of December 31, 2012, amortization is based on the following estimated remaining useful lives: NIS client relationships – 10 years, and Boyd client relationships – 1 year. For 2013, we expect that the total annual amortization expense will decrease to $970,000.

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

We had deferred tax assets totaling $24,138,000 and $22,067,000 at December 31, 2012 and 2011, respectively, including significant potential future benefits of federal and state net operating loss carryforwards. At December 31, 2012, we have federal net operating loss carryforwards of approximately $22,166,000 that expire between 2028 and 2032 and state net operating loss carryforwards totaling approximately $17,975,000 that expire between 2023 and 2031.

The U.S. Internal Revenue Code (the “Code”) Section 382 imposes annual limits on a Company’s ability to use preexisting tax attributes when there has been a change in control ownership change as defined under the Code. As a result of the purchase of the controlling interest in the Company by TAMCO on December 18, 2012, portions of the future amortization deductions for the Company’s intangible assets and the use of the Company’s net operating loss carryforwards arising from periods prior to that date, will be subject to the annual limitation. The annual limitation is based on an adjusted federal long-term rate and the value of the Company at the time of the change in control. The Company currently estimates that the future use of preexisting tax attributes will be limited to approximately $1,000,000 annually.

In assessing the realizability of the Company’s deferred tax assets, we consider all relevant positive and negative evidence in determining whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of the gross deferred tax assets depends on several factors, including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. Pursuant to guidance of the Financial Accounting Standards Board (referred to as FASB), a cumulative loss in recent years is a significant piece of negative evidence to be considered in evaluating the need for a valuation allowance that is difficult to overcome. Based on the pretax losses incurred from 2008 to 2011, we have determined that it was not appropriate to consider expected future income as the primary factor in determining the realizability of our deferred tax assets. Further, we have not identified any prudent and feasible tax planning strategies supportive of any portion of the deferred tax assets. As a result, the Company has recognized valuation allowances that fully offset the net deferred tax assets as of December 31, 2012 and 2011.

We account for tax uncertainties based on a more likely than not recognition threshold whereby tax benefits are only recognized when the Company believes that they have a greater than 50% likelihood of being sustained upon examination by taxing authorities. The Company has evaluated all its other tax positions and determined that it had no uncertain income tax positions at December 31, 2012.

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

Recent Accounting Pronouncements

None of the new accounting standards and amendments to standards that were required to be adopted during 2012 had a significant impact on our consolidated financial statements.

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

In May 2011, the FASB issued new accounting guidance on fair value measurement. The new guidance clarifies some existing concepts, eliminates wording differences between United States generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards (“IFRS”), and in some limited cases, changes some principles to achieve convergence between GAAP and IFRS. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and IFRS. It also expands the disclosures for fair value measurements that are estimated using significant unobservable (level 3) inputs. The guidance was effective for us in 2012 and must be applied prospectively. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In June 2011, the FASB issued new accounting guidance on presentation of comprehensive income. The new guidance requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of shareholders’ equity. The guidance was effective for us in 2012 and must be applied retrospectively. In 2012, we presented separate consolidated statements of comprehensive loss for the years ended December 31, 2012 and 2011.

In September 2011, the FASB issued new accounting guidance on testing of goodwill for impairment. Under the revised guidance, entities testing for goodwill impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e. step 1 of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment would be required. The guidance was effective for us in 2012. The adoption of this guidance did not have an impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Titanium Asset Management Corp.:

We have audited the accompanying consolidated balance sheets of Titanium Asset Management Corp. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Titanium Asset Management Corp. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Milwaukee, Wisconsin

March 5, 2013

Titanium Asset Management Corp.

Consolidated Balance Sheets

	December 31, 2012	December 31, 2011
Assets
Current assets
Cash and cash equivalents	$3,092,000	$2,787,000
Investments	5,644,000	2,990,000
Accounts receivable	5,015,000	3,718,000
Other current assets	854,000	828,000
Total current assets	14,605,000	10,323,000

Investments in equity investees	3,970,000	4,707,000
Property and equipment, net	483,000	478,000
Goodwill	13,264,000	13,264,000
Intangible assets, net	5,309,000	14,913,000
Total assets	$37,631,000	$43,685,000

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$166,000	$91,000
Accrued compensation	1,087,000	1,456,000
Other current liabilities	1,159,000	878,000
Total current liabilities and total liabilities	2,412,000	2,425,000

Commitments and contingencies

Stockholders’ equity
Common stock, $0.0001 par value; 54,000,000 shares authorized; 20,634,232 shares issued and outstanding at December 31, 2012 and 2011	2,000	2,000
Restricted common stock, $0.0001 par value; 720,000 shares authorized; none issued at December 31, 2012 and 612,716 shares issued and outstanding at December 31, 2011	–	–
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	–	–
Additional paid-in capital	100,971,000	100,971,000
Accumulated deficit	(65,711,000)	(59,618,000)
Other comprehensive income (loss)	(43,000)	(95,000)
Total stockholders’ equity	35,219,000	41,260,000
Total liabilities and stockholders’ equity	$37,631,000	$43,685,000

See notes to consolidated financial statements.

Titanium Asset Management Corp.

Consolidated Statements of Operations

	Year ended December 31,
	2012	2011

Operating revenues	$23,835,000	$21,875,000

Operating expenses
Administrative	20,964,000	21,332,000
Amortization of intangible assets	9,604,000	6,692,000
Impairment of goodwill	-	12,423,000
Total operating expenses	30,568,000	40,447,000

Operating loss	(6,733,000)	(18,572,000)

Other Income
Interest income	94,000	85,000
Net realized gains (losses) on investments	3,000	(41,000)
Income from equity investees	543,000	278,000

Loss before taxes	(6,093,000)	(18,250,000)

Income tax expense	-	-

Net loss	$(6,093,000)	$(18,250,000)

Earnings (loss) per share
Basic and diluted	$(0.30)	$(0.88)

Weighted average number of common shares outstanding:
Basic and diluted	20,634,232	20,634,232

See notes to consolidated financial statements.

Titanium Asset Management Corp.

Consolidated Statements of Comprehensive Loss

	Year ended December 31,
	2012	2011

Net loss	$(6,093,000)	$(18,250,000)

Other comprehensive income items:
Unrealized gains (losses) on available for sale securities	49,000	(43,000)
Net losses reclassified from accumulated other comprehensive income to earnings	3,000	15,000
Income tax on other comprehensive income items	-	-
Other comprehensive income items, net of tax	52,000	(28,000)

Comprehensive loss	$(6,041,000)	$(18,278,000)

See notes to consolidated financial statements.

Titanium Asset Management Corp.

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended December 31, 2012 and 2011

	Common Stock		Restricted Shares
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Deficit)	Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balances at January 1, 2011	20,442,232	$2,000	612,716	$-	$100,971,000	$(41,368,000)	$(67,000)	$59,538,000
Issuance of common stock in connection with deferred stock grant	192,000	-	-	-	-	-	-	-
Net loss and comprehensive loss	-	-	-	-	-	(18,250,000)	(28,000)	(18,278,000)
Balances at December 31, 2011	20,634,232	$2,000	612,716	$-	$100,971,000	$(59,618,000)	$(95,000)	$41,260,000
Redemption and cancellation of restricted shares	-	-	(612,716)	-	-	-	-	-
Net loss and comprehensive loss	-	-	-	-	-	(6,093,000)	52,000	(6,041,000)
Balances at December 31, 2012	20,634,232	$2,000	-	$-	$100,971,000	$(65,711,000)	$(43,000)	$35,219,000

See notes to consolidated financial statements.

Titanium Asset Management Corp.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2012	2011
Cash flows from operating activities
Net loss	$(6,093,000)	$(18,250,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of intangible assets	9,604,000	6,692,000
Impairment of goodwill	-	12,423,000
Depreciation	132,000	121,000
Net realized losses (gains) on investments	(3,000)	41,000
Income from equity investees	(543,000)	(278,000)
Income distributions from equity investees	96,000	169,000
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(1,297,000)	1,065,000
(Increase) decrease in other current assets	(26,000)	351,000
Increase in accounts payable	75,000	49,000
Decrease in other current liabilities	(88,000)	(1,205,000)
Net cash provided by operating activities	1,857,000	1,178,000

Cash flows from investing activities
Purchases of investments	(7,995,000)	(5,085,000)
Sales and redemptions of investments	5,396,000	5,380,000
Capital distributions from equity investees	1,184,000	1,300,000
Purchases of property and equipment	(137,000)	(144,000)
Acquisitions of subsidiaries, net of cash acquired	-	(4,540,000)
Net cash used in investing activities	(1,552,000)	(3,089,000)

Net increase (decrease) in cash and cash equivalents	305,000	(1,911,000)

Cash and cash equivalents:
Beginning	2,787,000	4,698,000
Ending	$3,092,000	$2,787,000

See notes to consolidated financial statements.

Titanium Asset Management Corp.

Notes to Consolidated Financial Statements

Note 1 – Nature of business

Titanium Asset Management Corp. (the “Company”) was incorporated on February 2, 2007. The Company commenced operations as a special purpose acquisition company to acquire one or more operating companies engaged in the asset management industry. On October 1, 2007, the Company acquired all of the voting common stock of Wood Asset Management, Inc. (“Wood”) and all of the membership interests of Sovereign Holdings, LLC (“Sovereign”), two asset management firms. On March 31, 2008, the Company acquired all of the outstanding capital stock of National Investment Services, Inc. (“NIS”), a third asset management firm. After such business combinations, the Company ceased to act as a special purpose acquisition company. On December 31, 2008, the Company acquired all the membership interests of Boyd Watterson Asset Management, LLC (“Boyd”), a fourth asset management firm. The Company’s strategy is to manage these operating companies as an integrated business. In 2010, we transferred the client accounts of Sovereign to Boyd and deregistered Sovereign as an investment advisor.

Note 2 – Significant accounting policies

Consolidation – The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated.

The Company consolidates all investments in affiliates in which the company’s ownership exceeds 50% or where the Company has control. In addition, the Company consolidates any variable interest entity (“VIE”) for which the Company is considered the primary beneficiary. A VIE is an entity in which either (a) the equity investment at risk is not sufficient to permit the entity to finance its own activities without additional financial support or (b) the voting rights of the equity investors are not proportional to their obligations to absorb the expected losses of the entity or their rights to receive the expected residual returns of the entity. At December 31, 2012, the Company did not qualify as the primary beneficiary of any of the private funds in which it invests or manages.

The Company uses the equity method of accounting for investments in non-controlled affiliates in which the Company’s ownership ranges from 20 to 50 percent, or in instances in which the Company is able to exercise significant influence but not control. Under the equity method of accounting, the Company’s share of the investee’s underlying net income or loss is recorded as income from equity investees. Distributions received from the investment, if any, reduce the Company’s investment balance.

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

Operating revenues – Operating revenues include income from investment advisory fees, incentive management fees, and referral fees. Revenue is recognized when the following criteria are met: evidence of an arrangement exists, the price is fixed or determinable, collectability is reasonable assured and delivery has occurred or services have been rendered. The Company bills its investment advisory fees in accordance with the contractual arrangements and as services are performed. Fees are calculated based on the fair value of the assets under management held in client portfolios. Assets under management consist of equity and fixed income securities. Equity securities are valued at the last closing price on the primary exchange on which the securities are traded. Substantially all fixed income securities are valued based on prices from independent pricing services. The percentage of assets under management for which the Company estimates fair value is not significant to the total value of its assets under management. Fees may be billed in arrears or advance. The Company had deferred revenue for services billed in advance of $87,000 and $69,000 as of December 31, 2012 and 2011, respectively.

The Company also earns incentive management fees under arrangements that entitle the Company to participate, on a fixed-percentage basis, in the net profits earned by certain of the private funds organized by the Company to which the Company acts as an investment advisor. The Company’s participation percentage is multiplied by the net profits earned by these managed companies to determine the amount of the incentive fee. If losses are incurred, the losses are netted against net profits before the Company is eligible to participate in any incentive fees. Incentive fees, if any, are calculated and paid on an annual basis. The Company recognizes incentive fee income at the conclusion of the performance period, when all contingencies are resolved. The Company recognized incentive fees of $1,165,000 and $262,000 for the years ended December 31, 2012 and 2011, respectively.

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

Accounts receivable and allowance for doubtful accounts – Accounts receivable are customer obligations due under normal trade terms. The Company reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. At December 31, 2012 and 2011, the Company did not believe an allowance for doubtful accounts was necessary based on the balances outstanding and its history of collections.

Property and equipment – Property and equipment are stated at cost or acquired values and depreciated on a straight-line basis over their estimated useful lives, which range from 2 to 5 years. Leasehold improvements are depreciated on a straight-line basis over the shorter of their estimated useful lives or the term of the lease. Property and equipment, net of accumulated depreciation, as of December 31, 2012 and 2011 were as follows:

	December 31,
	2012	2011

Equipment	$694,000	$557,000
Leasehold improvements	317,000	317,000
Total property and equipment	1,011,000	874,000
Accumulated depreciation	(528,000)	(396,000)
Net property and equipment	$483,000	$478,000

Goodwill and intangible assets – Goodwill represents the excess of the cost of purchased businesses over the fair value of the net assets acquired.

The Company tests the goodwill balance for impairment annually and between annual tests if circumstances would require it. For purposes of testing goodwill for impairment, the Company attributes all goodwill to a single reporting unit. The Company aggregates all of its subsidiaries into a single reporting unit because they provide similar services to similar clients, operate in the same regulatory framework, and share similar economic characteristics. The Company’s shared sales force is organized to market the full range of the Company’s products and services.

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

Advertising and promotional costs – The Company expenses all advertising and promotional costs as incurred. Advertising and promotional cost expense was approximately $264,000 and $235,000 for the years ended December 31, 2012 and 2011, respectively.

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

The Company accounts for tax uncertainties based on a more likely than not recognition threshold whereby tax benefits are only recognized when the Company believes that they have a greater than 50% likelihood of being sustained upon examination by taxing authorities. The Company has evaluated all its other tax positions and determined that it had no uncertain income tax positions at December 31, 2012.

Earnings per share – The Company computes earnings per share (“EPS”) in accordance with the applicable standards, which require presentation of both basic and diluted EPS on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. In periods of net loss, all potentially dilutive common shares are excluded from the computation of diluted EPS, as their inclusion would have an anti-dilutive effect.

Fair value measurements – The Company has adopted the provisions of the fair value accounting standard as more fully described in Note 10. The standard defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and establishes a hierarchy that prioritizes inputs to valuation techniques used to measure fair value and gives highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

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

Recent accounting pronouncements

None of the new accounting standards and amendments to standards that were required to be adopted during 2012 had a significant impact on the Company’s consolidated financial statements.

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

In May 2011, the FASB issued new accounting guidance on fair value measurement. The new guidance clarifies some existing concepts, eliminates wording differences between GAAP and International Financial Reporting Standards (“IFRS”), and in some limited cases, changes some principles to achieve convergence between GAAP and IFRS. The new guidance results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between GAAP and IFRS. It also expands the disclosures for fair value measurements that are estimated using significant unobservable (level 3) inputs. The guidance was effective for the Company in 2012 and must be applied prospectively. The adoption of this guidance did not have a material impact on its consolidated financial statements.

In June 2011, the FASB issued new accounting guidance on presentation of comprehensive income. The new guidance requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of shareholders’ equity. The guidance was effective for the Company in 2012 and must be applied retrospectively. In 2012, we presented separate consolidated statements of comprehensive loss for the years ended December 31, 2012 and 2011.

In September 2011, the FASB issued new accounting guidance on testing of goodwill for impairment. Under the revised guidance, entities testing for goodwill impairment have the option of performing a qualitative assessment before calculating the fair value of the reporting unit (i.e. step 1 of the goodwill impairment test). If entities determine, on the basis of qualitative factors, that the fair value of the reporting unit is more likely than not less than the carrying amount, the two-step impairment would be required. The guidance was effective for the Company in 2012. The adoption of this guidance did not have an impact on its consolidated financial statements.

Note 3 – Acquisition obligations

In connection with the acquisitions of Wood and Boyd, the acquisition agreements provided for deferred fixed payments and contingent payments based on assets under management or revenues at specified future dates.

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

At December 31, 2012, there are no remaining fixed or contingent acquisition obligations.

Note 4 – Investments

The Company’s portfolio of debt securities are classified as available for sale securities. The Company’s investments in affiliates are accounted for using the equity method of accounting because the Company has significant influence over the management of the funds.

Portfolio of debt securities

	Amortized cost	Unrealized gains	Unrealized losses	Fair value

December 31, 2012	$5,603,000	$46,000	$(5,000)	$5,644,000
December 31, 2011	$3,000,000	$7,000	$(17,000)	$2,990,000

Debt securities accounted for as available-for-sale and held at December 31, 2012 mature as flows:

	Amortized cost	Fair value
Within one year	$3,703,000	$3,738,000
After one year but within five years	$1,900,000	$1,906,000

The following table provides a summary of the changes in and results of investment activities for the years ended December 31, 2012 and 2011. The specific identification method is used to determine the cost basis of investments sold and the realized gain or loss.

	2012	2011

Available for sale securities:
Proceeds from sale	$5,396,000	$5,380,000
Gross realized gains on sales	37,000	16,000
Gross realized losses on sales	(34,000)	(57,000)
Unrealized gains (losses)	49,000	(43,000)
Net losses reclassified out of accumulated other comprehensive income to earnings	(3,000)	(15,000)

Investments in equity investees

Investments in equity investees included the Company’s investment in the Titanium TALF Opportunity Fund (the “TALF Fund”), which it organized for its clients to invest in securities participating in the Term Asset-Backed Securities Loan Facility (“TALF”) of the Federal Reserve Bank of New York. The Company was the managing member of the TALF Fund and served as the investment manager for the TALF Fund for which it received management fees. Because the Company had an equity interest in the TALF Fund and had significant influence over the TALF Fund’s daily activities through its role as managing member and investment manager, the Company accounted for this investment using the equity method of accounting.

During June 2012, substantially all of the TALF Fund securities were liquidated and converted to cash equivalents. The remaining assets of the TALF Fund were distributed to the respective investors, including the Company, in September 2012.

Investments in equity investees also include the Company’s investment in the Titanium Absolute Return Fund, LLC (formerly, the NIS Fixed Income Arbitrage Fund, LTD.) (the “TARF Fund”). The Company is the managing member of the TARF Fund and serves as the investment manager for the TARF Fund for which it receives management fees. As of December 31, 2011, the Company’s investment in the TARF Fund represents approximately 9% of the net assets of the TARF Fund. Because the Company has an equity interest in the TARF Fund and has significant influence over the TARF Fund’s daily activities through its role as managing member and investment manager, the Company accounts for this investment using the equity method of accounting.

The activity related to the Company’s investment in equity investees for the years ended December 31, 2012 and 2011 is as follows:

Investments in equity investees at January 1, 2011	$5,898,000
Equity in income of equity investees	278,000
Income distributions	(169,000)
Return of capital distributions	(1,300,000)
Investments in equity investees at December 31, 2011	4,707,000
Equity in income of equity investees	543,000
Income distributions	(96,000)
Return of capital distributions	(1,184,000)
Investments in equity investees at December 31, 2012	$3,970,000

Note 5 – Goodwill and intangible assets

There were no changes in goodwill for the year ended December 31, 2012. The change in goodwill for the year ended December 31, 2011 was as follows:

	Cost	Accumulated Impairment Losses	Carrying Amount
Goodwill at January 1, 2011	$44,636,000	$(19,489,000)	$25,147,000
Additional purchase consideration for Wood acquisition	540,000	-	540,000
Impairment of goodwill	-	(12,423,000)	(12,423,000)
Goodwill at December 31, 2011	$45,176,000	$(31,912,000)	$13,264,000

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

On December 18, 2012, TAMCO Holdings, LLC (“TAMCO”), an entity principally owned and controlled by the senior management of the Company, acquired all 10,585,400 shares of common stock held by Clal Finance, Ltd. (“Clal”) for $18,500,000, pursuant to a securities purchase agreement. The shares represented a 51.3% controlling interest in the Company at that date.

For purposes of testing goodwill for impairment as of December 31, 2012, the Company believes the implied value from the TAMCO purchase transaction represents an appropriate estimate for the Company’s fair value. The Company also completed an estimate of fair value pursuant to an income approach, which produced an estimated fair value in excess of the implied value from the TAMCO transaction. Based on these estimated fair values, the Company concluded that the goodwill balance was not impaired as of December 31, 2012.

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

During 2011, the Company recognized impairment charges totaling $12,423,000, including $3,500,000 that was recognized as of March 31, 2011 and $8,923,000 that was recognized as of December 31, 2011. These impairment charges were determined based on estimates of fair value for the Company pursuant to an income approach for estimating value.

As indicated above, the preparation of the forecasts and discounted cash flow valuations are judgmental and are subject to inherent uncertainties. The inability to achieve forecast results could result in further goodwill impairment charges.

The changes in intangibles assets for the years ended December 31, 2012 and 2011 were as follows:

	Cost	Accumulated Amortization	Carrying Amount
Intangible assets at January 1, 2011	$38,380,000	$(16,775,000)	$21,605,000
Amortization expense	-	(6,692,000)	(6,692,000)
Write off of fully amortized assets	(12,789,000)	12,789,000	-
Intangible assets at December 31, 2011	25,591,000	(10,678,000)	14,913,000
Amortization expense	-	(9,604,000)	(9,604,000)
Write off of fully amortized assets	(16,052,000)	16,052,000	-
Intangible assets at December 31, 2012	$9,539,000	$(4,230,000)	$5,309,000

Identifiable intangible assets, net of amortization at December 31, 2012 and 2011, were as follows:

	December 31, 2012			December 31, 2011
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(in thousands)
NIS referral relationship	$-	$-	$-	$16,052	$7,417	$8,635
NIS client relationships	7,037	2,229	4,808	7,037	1,760	5,277
Boyd client relationships	2,502	2,001	501	2,502	1,501	1,001

Totals	$9,539	$4,230	$5,309	$25,591	$10,678	$14,913

The Company periodically reassesses the remaining useful lives of these intangible assets based on significant terminations or redemption activity that might indicate that respective attrition rates have changed substantively. Throughout 2011, the Company considered the impact of recurring redemptions of the referred hedge fund assets and their impact on the remaining useful life of its NIS referral relationship intangible asset. The assessment during the fourth quarter of 2011 resulted in reducing the estimated remaining useful life to approximately 15 months as of October 1, 2011. The revision to the estimated remaining useful life of the NIS referral relationship intangible asset resulted in increased amortization totaling $8,635,000 for this intangible asset in 2012 and resulted in the $2,912,000 increase in total amortization expense in 2012. The NIS referral relationship intangible asset was fully amortized as of December 31, 2012. As of December 31, 2012, amortization is based on the following estimated remaining useful lives: NIS client relationships – 10 years, and Boyd client relationships – 1 year.

The estimated annual amortization expense for each of the next five years is as follows:

Year	Amount
2013	$970,000
2014	469,000
2015	469,000
2016	469,000
2017	469,000

Note 6 – Stockholders’ equity

The Company’s authorized capital consists of 54,000,000 shares of common stock with a $0.0001 par value, 720,000 shares of restricted common stock with a $0.0001 par value, and 1,000,000 shares of preferred stock with a $0.0001 par value.

The restricted common stock shares carried voting rights and had no rights to dividends except in the case of a liquidation of the Company. The restricted common stock shares would have converted on a one for one basis to shares of common stock if at any time within five years of their issue the ten-day average share price of the common stock exceeded $6.90 or if there was a change in control (as defined in the Company’s certificate of incorporation). Because none of the events that would have triggered conversion had occurred prior to the five year anniversary of the issuance of the restricted common stock shares, all of the restricted common stock shares were mandatorily redeemed at par value and cancelled as of March 2, 2012.

No preferred stock had been issued at December 31, 2012.

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

Note 7 – Income taxes

The components of the income tax expense are as follows:

	Year ended December 31,
	2012	2011
Current
Federal	$-	$-
Deferred
Federal	(1,813,000)	(5,753,000)
State	(267,000)	(1,040,000)
	(2,080,000)	(6,793,000)
Increase in valuation allowance	2,080,000	6,793,000
	-	-
Income tax expense	$-	$-

The following is a reconciliation between the expected income tax expense (benefit) using the federal statutory tax rate (34%) and the income tax expense.

	Year ended December 31,
	2012	2011
Income tax benefit at federal statutory rate	$(2,072,000)	$(6,205,000)
State income taxes, net of federal tax benefit	(176,000)	(686,000)
Other	168,000	98,000
Increase in valuation allowance	2,080,000	6,793,000
Income tax expense	$-	$-

The Company’s deferred tax assets and liabilities relate to the following temporary differences between financial accounting and tax bases as follows:

	December 31,
	2012	2011
Net operating loss carryforwards	$8,325,000	$7,682,000
Goodwill and intangible assets	15,776,000	14,364,000
Other	37,000	21,000
Total deferred tax assets	24,138,000	22,067,000
Valuation allowance	(24,138,000)	(22,067,000)
Net deferred tax assets	$-	$-

At December 31, 2012, the Company had a federal net operating loss carryforwards of approximately $22,166,000 that expire between 2028 and 2032 and state net operating loss carryforwards totaling approximately $17,975,000 that expire between 2023 and 2032.

The U.S. Internal Revenue Code (the “Code”) Section 382 imposes annual limits on a Company’s ability to use preexisting tax attributes when there has been a change in control ownership change as defined under the Code. As a result of the purchase of the controlling interest in the Company by TAMCO on December 18, 2012, portions of the future amortization deductions for the Company’s intangible assets and the use of the Company’s net operating loss carryforwards arising from periods prior to that date will be subject to the annual limitation. The annual limitation is based on an adjusted federal long-term rate and the value of the Company at the time of the change in control. The Company currently estimates that the future use of preexisting tax attributes will be limited to approximately $1,000,000 annually.

In assessing the realizability of the Company’s deferred tax assets, it considers all relevant positive and negative evidence in determining whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of the gross deferred tax assets depends on several factors, including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. Pursuant to FASB guidance, a cumulative loss in recent years is a significant piece of negative evidence to be considered in evaluating the need for a valuation allowance that is difficult to overcome. Based on the pretax losses in 2008 through 2012, the Company determined that it was no longer appropriate to consider expected future income as the primary factor in determining the realizability of its deferred tax assets. Further, management has not identified any prudent and feasible tax planning strategies supportive of any portion of the deferred tax assets. As a result, the Company has recognized valuation allowances that fully offset the net deferred tax assets as of December 31, 2012 and 2011.

Note 8 – Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net income or loss by the weighted average shares of common stock outstanding. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period.

The computation of basic and diluted EPS is as follows:

	Year ended December 31,
	2012	2011
Net loss	$(6,093,000)	$(18,250,000)
Basic and diluted weighted average shares of common stock outstanding	20,634,232	20,634,232
Basic and diluted EPS	$(0.30)	$(0.88)

Note 9 – Retirement Plan

The Company sponsors a defined contribution plan covering substantially all employees. The Company contributed approximately $319,000 and $287,000 in matching funds for the years ended December 31, 2012 and 2011, respectively.

Note 10 – Fair Value Disclosures

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

The Company measures the following assets at fair values on a recurring basis:

	Category used for Fair Values
	Level 1	Level 2	Level 3
Assets at December 31, 2012
Cash and cash equivalents	$3,092,000	$-	$-
Current securities available for sale – Debt securities	-	5,644,000	-
	$3,092,000	$5,644,000	$-
Assets at December 31, 2011
Cash and cash equivalents	$2,787,000	$-	$-
Current securities available for sale – Debt securities	-	2,990,000	-
	$2,787,000	$2,990,000	$-

In completing the impairment assessments for its goodwill and other intangible assets, the Company must use unobservable inputs (level 3) that are supported by little or no market activity and that are significant to the fair values of these assets. The description for these fair value estimates and the impairment charges recognized during 2011 are discussed in Note 5.

Note 11 – Commitments and Contingencies

The Company leases certain corporate offices, office equipment and computer software under lease agreements with terms up to five years with options to renew for additional periods, and requirements for the Company to pay property taxes, insurance and maintenance. Rent expense was $934,000 and $952,000 for the years ended December 31, 2012 and 2011, respectively. The following is a schedule by year of the future minimum lease payments due under agreements with terms extending beyond one year:

Year ending December 31,	Amount
2013	$651,000
2014	561,000
2015	559,000
2016	440,000
2017	452,000
Thereafter	514,000

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

On January 30, 2013, the Company reached a settlement with a former executive of the Company that had made a claim against the Company for severance, among other things, and against whom the Company had filed a counterclaim for unjust enrichment. Pursuant to the terms of the settlement, the former executive and the Company agreed to mutual releases and waivers with respect to the claim and counterclaim, and the Company agreed to repurchase all 889,408 shares of common stock of the Company held by the former executive and certain of his affiliates for a total of $745,000, as well as to pay $100,000 towards the former executive’s legal fees.

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

We evaluated the effectiveness of internal control over financial reporting as of December 31, 2012 in relation to criteria described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, we concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

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

The information required by this item with respect to our executive officers is set forth in Part I of this Annual Report on Form 10-K and is incorporated by reference. The information required by this item with respect to our directors, our Audit Committee and its members, and audit committee financial expert is incorporated by reference from our definitive proxy statement for the 2013 Annual Meeting of Stockholders under the caption “Proposal One—Election of Directors.” The information required by this item with respect to compliance with Section 16(a) of the Exchange Act is incorporated by reference from our definitive proxy statement for the 2013 Annual Meeting of Stockholders under the caption “Stock Ownership—Section 16(a) Beneficial Ownership Reporting Compliance.”

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

The information required by this item is incorporated by reference from our definitive proxy statement for the 2013 Annual Meeting of Stockholders under the caption “Compensation of the Named Executive Officers and Directors.”

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item with respect to the security ownership of certain beneficial owners and the security ownership of management is incorporated by reference from our definitive proxy statement for the 2013 Annual Meeting of Stockholders under the caption “Stock Ownership—Beneficial Ownership of Certain Stockholders, Directors and Executive Officers.”

Equity Compensation Plan Information

The Company currently has no equity compensation plans under which equity securities of the Company are authorized for issuance.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item with respect to certain relationships and related transactions is incorporated by reference from our definitive proxy statement for the 2013 Annual Meeting of Stockholders under the caption “Certain Relationships and Related Transactions.” The information required by this item with respect to director and committee member independence is incorporated by reference from our definitive proxy statement for the 2013 Annual Meeting of Stockholders under the caption “Proposal One—Election of Directors.”

ITEM 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference from our definitive proxy statement for the 2013 Annual Meeting of Stockholders under the caption “Proposal Two—Ratification of the Appointment of Our Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2012 and 2011

•	Consolidated Statements of Operations for the Years Ended December 31, 2012 and 2011

•	Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2012 and 2011

•	Consolidated Statements of Changes in Stockholders’ Equity for the Years ended December 31, 2012 and 2011

•	Consolidated Statements of Cash Flows for Years Ended December 31, 2012 and 2011

•	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule:

Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibits:

Exhibit	Description

2.1	Sale and Purchase Agreement among Titanium Asset Management Corp., Wood Asset Management, Inc., and a number of individuals dated September 5, 2007 (1) (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

2.2	Sale and Purchase Agreement among Titanium Asset Management Corp., Sovereign Holdings, LLC and JARE, Inc. and its owners dated September 5, 2007 (1) (incorporated by reference to Exhibit 2.2 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

2.3	Stock Purchase Agreement by and among Titanium Asset Management Corp., National Investment Services, Inc., NIS Holdings, Inc., and the shareholders of NIS Holdings, Inc. dated February 28, 2008 (1) (incorporated by reference to Exhibit 2.3 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

2.4	Membership Interest Purchase Agreement, dated as of November 7, 2008, by and among Titanium Asset Management Corp., BWAM Holdings, LLC, Boyd Watterson Asset Management, LLC, the common members of BWAM Holdings, LLC and, for limited purposes, the preferred members of BWAM Holdings, LLC. (1) (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 5, 2009, File No. 000-53352)

Exhibit	Description

2.5	Amendment No. 1 to Membership Interest Purchase Agreement, dated as of December 30, 2008, among Titanium Asset Management Corp., Boyd Watterson Asset Management, LLC and Mr. Michael E. Bee, acting in his capacity as the agent and attorney in fact with the authority to act on behalf of BWAM Holdings, LLC, the common members of BWAM Holdings, LLC and, for limited purposes, the preferred members of BWAM Holdings, LLC (incorporated by reference to Exhibit 2.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 5, 2009, File No. 000-53352)

2.6	Amendment No. 2 to Membership Interest Purchase Agreement, dated as of December 28, 2010, among Titanium Asset Management Corp., Boyd Watterson Asset Management, LLC and Michael E. Bee, acting in his capacity as the agent and attorney in fact with the authority to act on behalf of BWAM Holdings, LLC, the common members of BWAM Holdings, LLC and, for limited purposes, the preferred members of BWAM Holdings, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 30, 2010, File No. 000-53352)

3.1	Amended and Restated Certificate of Incorporation of Titanium Asset Management Corp. (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

3.2	Amendment to Amended and Restated Certificate of Incorporation of Titanium Asset Management Corp. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

3.3	Bylaws of Titanium Asset Management Corp. (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.1	Form of Common Stock Share Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.2	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.3	Warrant Deed dated as of June 21, 2007 between Titanium Asset Management Corp. and Capita Registrars (Jersey) Limited (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.4	Registration Rights Agreement between Titanium Asset Management Corp. and the parties on the signature pages thereto dated June 21, 2007 (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.5	Investor Rights Agreement between Titanium Asset Management Corp., Sunrise Securities Corp. and Seymour Pierce Limited dated June 21, 2007 (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

Exhibit	Description

4.6	Form of Unit Purchase Option between Titanium Asset Management Corp. and certain Employees and Affiliates of Sunrise Securities Corp. (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.7	Share Escrow Agreement dated as of June 21, 2007 by and among Titanium Asset Management Corp., Founding Stockholders and Capita Trust Company (Jersey) Limited (1) (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.8	Form of Lock In Deed for Individuals (incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.9	Form of Lock In Deed for Entities (incorporated by reference to Exhibit 4.9 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.10	Form of Lock In Deed for Acquisitions (incorporated by reference to Exhibit 4.10 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

Exhibit	Description

10.1 †	Employment Agreement between Robert Brooks and National Investment Services, Inc. (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.2 †	Titanium Asset Management Corp. Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.3 †	Oral Agreements regarding Director Compensation (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, Filed No. 000-53353)

10.4	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.21 to the Registrant’s Amendment No. 1 to Form 10 filed with the Securities and Exchange Commission on September 15, 2008, File No. 000-53352)

Exhibit	Description

10.5†	Employment Agreement between Brian L. Gevry, Titanium Asset Management Corp., and Boyd Watterson Asset Management, LLC dated December 28, 2010

10.6	Indemnification Agreement dated November 3, 2009 between Titanium Asset Management Corp. and Ron Braverman. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed with the Securities and Exchange Commission on November 11, 2009, File No. 000-53352)

21.1	Subsidiaries of Titanium Asset Management Corp.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *	Furnished with this annual report on Form 10-K are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011, (ii) the Consolidated Statements of Operations for the years ended December 31, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive Loss for the years ended December 31, 2012 and 2011, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2012 and 2011, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011, and (vi) Notes to Consolidated Financial Statements.

(1)	Certain schedules and exhibits have been omitted from these exhibits pursuant to Item 601(b)(2) of Regulation S K. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Commission.

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

Dated: March 6, 2013

TITANIUM ASSET MANAGEMENT CORP.

By:	/s/ Brian Gevry
Name:	Brian Gevry
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Capacity	Date

/s/ Brian Gevry	Chief Executive Officer	March 6, 2013
Brian Gevry	(Principal Executive Officer)

/s/ Jonathan Hoenecke	Chief Financial Officer	March 6, 2013
Jonathan Hoenecke	(Principal Financial Officer and Principal Accounting Officer)

/s/ Robert Brooks	Chairman	March 6, 2013
Robert Brooks

/s/ Michael Bee	Director	March 6, 2013
Michael Bee

/s/ Timothy Hyland	Director	March 6, 2013
Timothy Hyland

/s/ Bartlett McCartin	Director	March 6, 2013
Bartlett McCartin

/s/ Norm Sidler	Director	March 6, 2013
Norm Sidler

/s/ T. Raymond Suplee	Director	March 6, 2013
T. Raymond Suplee

/s/ Ron Braverman	Director	March 6, 2013
Ron Braverman

Director
Lloyd Dickinson

Director
Patricia Jamison

EXHIBIT INDEX

Exhibit	Description

2.1	Sale and Purchase Agreement among Titanium Asset Management Corp., Wood Asset Management, Inc., and a number of individuals dated September 5, 2007 (1) (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

2.2	Sale and Purchase Agreement among Titanium Asset Management Corp., Sovereign Holdings, LLC and JARE, Inc. and its owners dated September 5, 2007 (1) (incorporated by reference to Exhibit 2.2 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

2.3	Stock Purchase Agreement by and among Titanium Asset Management Corp., National Investment Services, Inc., NIS Holdings, Inc., and the shareholders of NIS Holdings, Inc. dated February 28, 2008 (1) (incorporated by reference to Exhibit 2.3 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

2.4	Membership Interest Purchase Agreement, dated as of November 7, 2008, by and among Titanium Asset Management Corp., BWAM Holdings, LLC, Boyd Watterson Asset Management, LLC, the common members of BWAM Holdings, LLC and, for limited purposes, the preferred members of BWAM Holdings, LLC. (1) (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 5, 2009, File No. 000-53352)

2.5	Amendment No. 1 to Membership Interest Purchase Agreement, dated as of December 30, 2008, among Titanium Asset Management Corp., Boyd Watterson Asset Management, LLC and Mr. Michael E. Bee, acting in his capacity as the agent and attorney in fact with the authority to act on behalf of BWAM Holdings, LLC, the common members of BWAM Holdings, LLC and, for limited purposes, the preferred members of BWAM Holdings, LLC (incorporated by reference to Exhibit 2.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 5, 2009, File No. 000-53352)

2.6	Amendment No. 2 to Membership Interest Purchase Agreement, dated as of December 28, 2010, among Titanium Asset Management Corp., Boyd Watterson Asset Management, LLC and Michael E. Bee, acting in his capacity as the agent and attorney in fact with the authority to act on behalf of BWAM Holdings, LLC, the common members of BWAM Holdings, LLC and, for limited purposes, the preferred members of BWAM Holdings, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 30, 2010, File No. 000-53352)

3.1	Amended and Restated Certificate of Incorporation of Titanium Asset Management Corp. (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

3.2	Amendment to Amended and Restated Certificate of Incorporation of Titanium Asset Management Corp. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

3.3	Bylaws of Titanium Asset Management Corp. (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

Exhibit	Description

4.1	Form of Common Stock Share Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.2	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.3	Warrant Deed dated as of June 21, 2007 between Titanium Asset Management Corp. and Capita Registrars (Jersey) Limited (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.4	Registration Rights Agreement between Titanium Asset Management Corp. and the parties on the signature pages thereto dated June 21, 2007 (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.5	Investor Rights Agreement between Titanium Asset Management Corp., Sunrise Securities Corp. and Seymour Pierce Limited dated June 21, 2007 (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.6	Form of Unit Purchase Option between Titanium Asset Management Corp. and certain Employees and Affiliates of Sunrise Securities Corp. (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.7	Share Escrow Agreement dated as of June 21, 2007 by and among Titanium Asset Management Corp., Founding Stockholders and Capita Trust Company (Jersey) Limited (1) (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.8	Form of Lock In Deed for Individuals (incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.9	Form of Lock In Deed for Entities (incorporated by reference to Exhibit 4.9 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.10	Form of Lock In Deed for Acquisitions (incorporated by reference to Exhibit 4.10 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.1 †	Employment Agreement between Robert Brooks and National Investment Services, Inc. (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

Exhibit	Description

10.2 †	Titanium Asset Management Corp. Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.3 †	Oral Agreements regarding Director Compensation (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, Filed No. 000-53353)

10.4	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.21 to the Registrant’s Amendment No. 1 to Form 10 filed with the Securities and Exchange Commission on September 15, 2008, File No. 000-53352)

10.5†	Employment Agreement between Brian L. Gevry, Titanium Asset Management Corp., and Boyd Watterson Asset Management, LLC dated December 28, 2010

10.6	Indemnification Agreement dated November 3, 2009 between Titanium Asset Management Corp. and Ron Braverman. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed with the Securities and Exchange Commission on November 11, 2009, File No. 000-53352)

Exhibit	Description

21.1	Subsidiaries of Titanium Asset Management Corp.

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *	Furnished with this annual report on Form 10-K are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011, (ii) the Consolidated Statements of Operations for the years ended December 31, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive Loss for the years ended December 31, 2012 and 2011, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2012 and 2011, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011, and (vi) Notes to Consolidated Financial Statements.

(1)	Certain schedules and exhibits have been omitted from these exhibits pursuant to Item 601(b)(2) of Regulation S K. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Commission.

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