Form 10-K/A
period 2012-12-31
Titanium Asset Management Corp
filed 2013-04-30
CIK 1407161

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 ________________________

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

At April 29, 2013, there were 19,744,824 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

On March 6, 2013, the undersigned registrant filed its Annual Report on Form 10-K for the year ended December 31, 2012. The registrant hereby amends the original Annual Report on Form 10-K by amending and restating Part III and Part IV of the Form 10-K in their entirety to provide the information that the registrant indicated that it would incorporate by reference from its Proxy Statement for the 2013 Annual Meeting of the Shareholders.

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

Board of Directors

Set forth below is certain information concerning the current directors of Titanium Asset Management Corp. (the “Company”). Once elected, a director serves for a one-year term or until his or her successor has been duly appointed, or until his or her death, resignation or removal. In addition to the information presented below regarding each of the director’s specific experience, qualifications, attributes and skills, we also believe each director has a reputation for integrity, honesty and adherence to high ethical standards. Each director has demonstrated business acumen and an ability to exercise sound judgment, as well as a commitment to service to the Company and the Board of Directors, and each director takes a conservative and thoughtful approach to addressing issues facing the Company. The combination of skills and attributes identified herein led to the conclusion that each of the directors should serve as a director.

None of the current directors hold, or have held in the past five years, a directorship with a company registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), other than the Company or any registered investment company.

Robert Brooks, 57, has served as a director since February 8, 2010. He was appointed as our Chairman on December 19, 2012 and previously served as our Chief Executive Officer since February 8, 2010. Prior to that date, Mr. Brooks was appointed as a Managing Director of the Company on July 14, 2008 and as Executive Vice President of National Investment Services (“NIS”), a subsidiary of the Company, in 2000. Prior to that time, Mr. Brooks served as Vice-President and Senior Vice President at NIS. In those positions, Mr. Brooks was the lead officer for business development, client relations and consultant relations for the Company, and was involved in long-term strategic planning for the Company. Prior to joining NIS in 1994, Mr. Brooks worked at Zenith Administrators, Inc. from 1990 to 1994, as vice president and Chicago branch office manager. He served in the same capacity at Kelly & Associates, Inc. from 1984 to 1990. Prior to Kelly & Associates, Inc., Mr. Brooks worked in administration of large pension plans and was a field service officer with the Teamsters Central States Pension Fund from 1979 to 1984. Mr. Brooks is an Investment Management Committee Member of the International Foundation of Employee Benefit Plans. Mr. Brooks attended St. Thomas College and graduated from Chicago State University.

Brian L. Gevry, CFA, 45, has served as a director since June 21, 2010. He was appointed as our Chief Executive Officer on December 19, 2012 and previously had served as our Chief Operating Officer since February 8, 2010. Previously, Mr. Gevry was appointed a Managing Director of Titanium on January 15, 2009. He was named the Chief Executive Officer of Boyd Watterson Asset Management, LLC (“Boyd”), a subsidiary of the Company, on February 18, 2006 and has been Co-Chief Investment Officer since July 2000. Mr. Gevry initially joined Boyd in 1991 as a Portfolio Analyst and acted as its Chief Operating Officer from 2000 to February 17, 2006. Mr. Gevry is a charter member of the CFA Institute, and a member of the CFA Society of Cleveland, and received his MBA from Case Western Reserve University and his BA from Cleveland State University.

Lloyd Dickinson, 65, has served as a director since March 4, 2013. Mr. Dickinson recently retired from the law firm of Foley & Lardner LLP, after serving as a partner from 1989 until his retirement in January 2013. As a member of the firm’s Employee Benefits & Executive Compensation and Labor & Employment Practices, Mr. Dickinson advised publicly and privately held businesses, third party administrators, and plan trustees on employee benefit programs and policies and served as counsel to multi-employer pension and health and welfare plans. Mr. Dickinson holds a J.D. degree and a bachelor’s degree from the University of Wisconsin.

Patricia Jamieson, 58, has served as a director since March 4, 2013. Ms. Jamieson recently retired from KeyCorp where she held various finance positions reporting to the Chief Financial Officer since 1998. KeyCorp is a bank-based financial services company with assets of approximately $90 billion. From 1983 to 1998, Ms. Jamieson held various positions at McDonald & Company Investments, Inc., a publicly traded brokerage, asset management and investment banking company and served as the Chief Financial Officer from 1995 to 1998, when the company was acquired by KeyCorp. From 1977 to 1983, she worked for the public accounting firm of Ernst & Whinney (currently Ernst & Young). Ms. Jamieson holds a bachelor’s degree in business administration from John Carroll University.

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

Michael Bee, 46, has served as a director since December 18, 2012. Mr. Bee currently serves as a Managing Director for Boyd. Mr. Bee has served Boyd in several investment and marketing roles since 1990. Mr. Bee holds a master’s degree in business administration from John Carroll University and a bachelor’s of science degree from DePaul University and is a member of the CFA Society of Chicago.

Timothy Hyland, 58, has served as a director since December 18, 2012. Mr. Hyland currently serves as a Managing Director and Head of Sales for Boyd and has served in various sales and marketing roles with the Boyd and its predecessor since 1994. Mr. Hyland holds a bachelor’s of science degree from the Georgia Institute of Technology and is a member of the Association for Investment Management Sales Executives.

Bartlett McCartin, 40, has served as a director since December 18, 2012. Mr. McCartin currently serves a Managing Director for NIS. From 2006 to 2009, Mr. McCartin served as an Executive Vice President for Aker Solutions, an industrial construction and engineering firm. From 1999 to 2006, Mr. McCartin served as the President and Chief Executive Officer of The McCartin Group, which was the family owned predecessor to the business sold to Aker Solutions. Mr. McCartin holds a bachelor’s degree in business administration from Pepperdine University.

Norman Sidler, 43, has served as a director since December 18, 2012. Mr. Sidler currently serves as a Managing Director and Head of Sales for NIS. Mr. Sidler has served in sales and marketing roles for NIS since 1999. Previously, Mr. Sidler served as a vice president for Duff and Phelps Investment Management. Mr. Sidler holds a master’s degree in business administration from DePaul University and a bachelor’s of science degree in finance from Bradley University.

Executive Officers

In accordance with General Instruction G to Form 10-K the information with respect to executive officers of the Company required by Item 401 was included in Part I of the original Annual Report on Form 10-K under the heading “Executive Officers of the Registrant”.

Section 16(a) Beneficial Ownership Reporting Compliance

Directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock and any changes in that ownership to the Securities and Exchange Commission (SEC). The SEC has designated specific due dates for these reports and we must identify those persons who did not file these reports when due. Based solely on our review of copies of the reports filed with the SEC and written representations of our directors and executive officers, other than one transaction reported on a late Form 4 by Mr. Gevry, we believe that all persons subject to reporting filed the required reports on time in fiscal 2012.

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

Audit Committee

The current members of the Audit Committee are Mr. Suplee, Mr. Dickinson and Ms. Jamieson. The Audit Committee met four times in 2012. The Board has determined that Mr. Suplee, a certified public accountant, is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K under the Exchange Act, and would also meet the independence standards applicable to audit committee members under the Nasdaq listing standards (namely, the general independence standards, as well as the additional standards required under Rule 10A-3 of the Exchange Act). Nasdaq listing standards would require that all the members of the Audit Committee meet these standards.

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

The following table summarizes the compensation earned during 2012 and 2011 by certain executive officers. We refer to the executive officers listed in this table as our “named executive officers.”

2012 SUMMARY COMPENSATION table

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)		Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Robert P. Brooks,	2012	400,000		—		—	—	165,536	(2)	—	28,435	(4)	593,971
Chairman (1)	2011	400,000	(3)	150,000	(3)	—	—	—		—	38,868	(4)	588,868
Brian L. Gevry,	2012	388,957		14,000	(6)	—	—	—		—	23,723	(7)	426,680
Chief Executive Officer(5)	2011	386,361		—		—	—	—		—	29,576	(7)	415,937
Jonathan B. Hoenecke,	2012	185,000		20,000	(8)	—	—	—		—	15,940	(9)	220,940
Chief Financial Officer	2011	185,000		—		—	—	—		—	13,070	(9)	198,070

(1)	Mr. Brooks was appointed our Chairman effective December 19, 2012. Previously, Mr. Brooks had served as our Chief Executive Officer since February 8, 2010.
(2)	Mr. Brooks’ bonus for 2012 was determined pursuant to a performance based arrangement adopted by the Board of Directors on May 1, 2012.
(3)	Combined salary and bonus amount for 2011 reflects an agreed to fixed compensation level and reflects a reduction to the amount that Mr. Brooks would have earned had he been paid under the terms of his then existing employment agreement.
(4)	Amount represents matching and company contributions to the Company’s defined contribution plan and premiums paid under NIS’s employee benefit programs for life, health and dental insurance coverage.
(5)	Mr. Gevry was appointed our Chief Executive Officer effective December 19, 2012. Previously, Mr. Gevry had served as our Chief Operating Officer since February 8, 2010.
(6)	Mr. Gevry’s bonus for 2012 was a discretionary amount approved by the Board of Directors on February 18, 2013.
(7)	Amount represents matching contributions under the Company’s defined contribution plan and premiums paid under Boyd’s employee benefit programs for life, health and dental insurance coverage.
(8)	Mr. Hoenecke’s bonus for 2012 was a discretionary amount approved by the Board of Directors on February 18, 2013.
(9)	Amount represents matching and company contributions to the Company’s defined contribution plan and premiums paid under NIS’s employee benefit programs for life, health and dental insurance coverage.

Employment Agreements

Robert P. Brooks

The agreement with Robert P. Brooks, as amended May 1, 2012, provides for his employment as Chief Executive Officer (or an equivalent position agreed to by the parties), for an annual base salary of $400,000 with an annual performance-based incentive bonus. For 2012, Mr. Brooks’ bonus was tied to budgeted EBITDA ($2.4 million) as follows: (1) a threshold was set at 50% of EBITDA – under 50% EBIDTA no bonus would be granted; (2) above 50% EBIDTA and up to 100% of EBITDA, the bonus would be linear between $50,000 and $150,000; and (3) above 100% and up to 200% of EBITDA, the bonus would be linear between $150,000 and $200,000 (EBITDA in 2012 was 131% of budgeted EBITDA). Mr. Brooks’ total compensation is subject to review and adjustment by our Board on each anniversary. He is also entitled to participate in all benefit programs we make available to executive employees, including health care plans, life insurance plans, disability insurance and retirement plans. The agreement also provides for certain perquisites, including NIS-paid parking and club dues.

The Robert P. Brooks agreement currently extends through March 31, 2014 and continues for additional one-year periods thereafter unless either the Company or Mr. Brooks provides 60 days’ written notice prior to its then-scheduled expiration. The agreement may also be terminated earlier by the Company for cause or at the election of Mr. Brooks, in which cases Mr. Brooks is only entitled to his total compensation through the date of termination. It may also be terminated by the Company without cause or by Mr. Brooks for good reason. In either of these events, provided Mr. Brooks executes a release in favor of the Company, he is entitled to twelve months’ of then total compensation, payable on a regular payroll basis, and continuation of the Company contributions towards his health care, dental, disability and life insurance benefits (although his entitlement in respect of benefits may terminate earlier if he is actually covered or becomes covered by equivalent benefits). The agreement also terminates on Mr. Brooks’ disability or death in which event he or his estate is entitled to his total compensation until the end of the month in which his death or disability occurs.

The agreement contains customary proprietary information, invention, non-competition and non-solicitation provisions. The non-competition provision (which extends to competition with the Company as a whole and its worldwide affiliates) and the non-solicitation provision apply during the term of the agreement and for two years after Mr. Brooks is no longer employed by the Company.

Brian L. Gevry

Brian L. Gevry had an agreement with the Company, dated December 28, 2010, which provided for his employment as Chief Investment Officer and Chief Operating Officer, for an annual base salary of $375,000 and eligibility for all incentive programs of the Company at amounts to be determined by the Company’s Compensation Committee (previously known as the Remuneration Committee). The base salary adjusted to $400,000 in 2012 and was subject to review and adjustment by the Company’s Compensation Committee. The total compensation was subject to review and adjustment by our Board on each anniversary of the agreement. He was also entitled to participate in all benefit programs we made available to executive employees, including health care plans, life insurance plans, disability insurance and retirement plans. The agreement also provided for certain perquisites, including reasonable business expenses. Mr. Gevry’s agreement expired on December 31, 2012.

The agreement contains customary proprietary information, invention, non-competition and non-solicitation provisions. The non-competition provision (which extends to competition with the Company as a whole and its worldwide affiliates) and the non-solicitation provision apply during the term of the agreement and for two years after the expiration date or until December 31, 2014.

Jonathan B. Hoenecke

The agreement with Jonathan B. Hoenecke, dated May 21, 2010, provides for his employment as Chief Financial Officer, for an annual base salary and eligibility for all incentive programs of the Company at amounts to be determined by the Company’s Compensation Committee. The base salary is subject to review and adjustment by the Company’s Compensation Committee and was adjusted to $185,000 for 2011 and 2012. He is also entitled to participate in all benefit programs we make available to executive employees, including health care plans, life insurance plans, disability insurance and retirement plans. The agreement also provides for certain perquisites, including reasonable business expenses.

The Jonathan B. Hoenecke agreement currently extends through May 21, 2014 and continues for additional one-year periods thereafter unless either the Company or Mr. Hoenecke provides 90 days’ written notice prior to its then-scheduled expiration. The agreement may also be terminated earlier by the Company for cause or at the election of Mr. Hoenecke, in which cases Mr. Hoenecke is only entitled to his total compensation through the date of termination. It may also be terminated by the Company without cause or by Mr. Hoenecke for good reason. In either of these events, provided Mr. Hoenecke executes a release in favor of the Company, he is entitled to twelve months’ of then total compensation, payable immediately, and continuation of the Company contributions towards his health care, dental, disability and life insurance benefits (although his entitlement in respect of benefits may terminate earlier if he is actually covered or becomes covered by equivalent benefits). The agreement also terminates on Mr. Hoenecke’s disability or death in which event he or his estate is entitled to his total compensation until the end of the month in which his death or disability occurs.

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

Other Compensation

Prior to 2012, each of the Company’s subsidiaries maintained 401(k) plans that covered substantially all of the Company’s employees. Effective January 1, 2012, the NIS plan was amended and restated as the Titanium Asset Management Corporation Retirement Plan (the Titanium Retirement Plan) and the Boyd and Wood plans were merged into the Titanium Retirement Plan. The Titanium Retirement Plan covers all of the Company’s eligible employees. Employees may elect to defer an amount of their compensation each year, subject to maximum contribution limits established by law. The Company provides for a 100.0% match of the Company’s employee elective deferrals of up to 4.0% of their compensation. Matching contributions vest in accordance with the plan’s vesting schedule.

Messrs. Brooks, Gevry, and Hoenecke are participants in the Titanium Retirement Plan. Previously, each of the executives was a participant in the predecessor plans.

Compensation of Directors

Directors who are not affiliated with us receive an annual cash retainer of $30,000, which is paid in quarterly installments. Directors who were officers of Clal Finance Ltd. (“Clal”) or any of its affiliates did not receive a retainer for their service on the Board. Prior to December 18, 2012, Clal was the majority holder of our common stock. As of December 18, 2012, TAMCO Holdings, LLC acquired Clal’s shares of our common stock (see below for information related to the holdings of TAMCO Holdings, LLC). None of our executive officers receive a cash retainer for their service on the Board.

Directors have a right to be reimbursed for costs they incur in connection with attending a meeting of the Board. There is no limit on the amount of these reimbursements.

The following table summarizes the director compensation for 2012 for all of our non-employee directors during 2012. Directors who are employees do not receive any additional compensation for their services as directors beyond the amounts previously disclosed in the Summary Compensation Table.

2012 DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Tal Raz (1),(2)	—	—	—	—	—	—	—
Avigdor Kaplan (1),(2)	—	—	—	—	—	—	—
Shy Talmon (1),(2)	—	—	—	—	—	—	—
Yoram Naveh (1),(2)	—	—	—	—	—	—	—
Hanna David (1),(2)	—	—	—	—	—	—	—
Robert Kelly(3)	—	—	—	—	—	—	—
Emmanuel Gill(1),(4)	100,000	—	—	—	—	—	100,000
T. Raymond Suplee	30,000	—	—	—	—	—	30,000
Ron Braverman(5)	30,000	—	—	—	—	—	30,000

(1)          Messrs. Raz, Kaplan, Talmon, Naveh, and Gill and Ms. David were elected to the Board of Directors as a separate class by Clal pursuant to its exclusive rights. Mr. Raz was not reappointed as a Clal-nominated director effective at the Company’s 2012 annual meeting of shareholders. Messrs. Kaplan, Talmon, Naveh, and Gill and Ms. David were removed from the Board of Directors by Clal effective December 18, 2012.

(2)          As current or former officers of Clal or its affiliates, Messrs. Raz, Kaplan, Talmon, and Naveh and Ms. David did not receive compensation for the service on the Board of Directors.

(3)          Mr. Kelly resigned as an officer of Titanium and NIS effective September 30, 2011 and received severance payments pursuant to his employment agreement. Mr. Kelly was elected as a Clal-nominated director at the Company’s 2012 annual meeting of shareholders. Effective September 20, 2012, Clal elected to reduce the number of its directors and removed Mr. Kelly as a Clal-nominated director.

(4)          Mr. Gill received an annual fee of $100,000 for strategic consulting and corporate development services provided pursuant to a consulting arrangement.

(5)          Mr. Braverman resigned effective as of March 11, 2013.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Set forth below as of April 29, 2013 (except as otherwise noted) are (i) all persons (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) who we know to be the beneficial owner of more than 5.0% of our common stock and the number of shares they beneficially own and (ii) each of the directors and nominees, each of the named executive officers and the directors and the executive officers as a group and the number of shares they beneficially own. Except as noted, each person has sole voting power and dispositive power over the shares shown in this table.

Unless otherwise indicated, the address for each stockholder is c/o Titanium Asset Management Corp., 777 E. Wisconsin Avenue, Milwaukee, Wisconsin, 53202-5310.

	Common Stock
Name and Address of Beneficial Owner	Shares		%
TAMCO Holdings, LLC(1)
777 East Wisconsin Avenue	10,585,400		53.6
Milwaukee, WI 53202
Wellington Management Company, LLP 280 Congress Street Boston, MA 02210	1,984,421	(2)	10.1
Robert Brooks	122,874		*
Brian L. Gevry	37,440		*
Lloyd Dickinson	—		—
Patricia Jamieson	—		—
T. Raymond Suplee	599,998		3.0
Michael Bee	73,440		*
Timothy Hyland	73,440		*
Bartlett McCartin	45,000		*
Norman Sidler	45,000		*
Jonathan B. Hoenecke	96,676		*
Directors and officers as a group (10 persons)	1,093,868		5.5

*  The percentage of shares or voting power beneficially owned is less than or equal to 1.0%.

(1) Based on a Schedule 13D filed December 28, 2012, as amended April 18, 2013. The addresses of the principal business offices or, if none, residence of the persons or entities identified in the Schedule 13D are as follows: TAMCO Holdings, LLC, 777 East Wisconsin Avenue, Milwaukee, Wisconsin 53202 (“TAMCO”); NIS Acquisition LLC, 777 East Wisconsin Avenue, Milwaukee, Wisconsin 53202 (“NIS Acquisition”); and Boyd-TAMCO Holdings LLC, 1801 East 9th Street, Suite 1400, Cleveland, Ohio 44114 (“Boyd Holdings”). NIS Acquisition and Boyd Holdings each own 50% of the outstanding membership interests in TAMCO. Each of NIS Acquisition and Boyd Holdings may be deemed, pursuant to Rule 13d-3 of the Exchange Act, to be the beneficial owners of all of the shares of our common stock owned by TAMCO. However, each of NIS Acquisition and Boyd Holdings disclaim beneficial ownership of the shares of our common stock owned by TAMCO except to the extent of their respective pecuniary interests therein. The ownership of NIS Acquisition and Boyd Holdings includes employees of the Company, including Messrs. Brooks, Gevry, Bee, Hyland, McCartin, Sidler and Hoenecke, but none of these individuals is deemed to be a beneficial owner of the shares of our common stock held by TAMCO.

(2) Based on a Schedule 13G filed February 14, 2013, Wellington Management Company, LLP has shared voting power over 1,417,343 of these shares and shared dispositive power over all of these shares.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2012, information with respect to our compensation arrangements:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	—

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Transactions

From time to time we have entered, and may in the future enter, into various transactions with our officers, directors and holders of more than 5.0% of our common stock that may not be the result of arms-length third-party negotiations.

Wood Asset Management has entered into a sub-advisory agreement pursuant to which it will sub-advise a mutual fund that Clal manages. Wood receives a management fee based on the assets under management. Wood began managing assets under this arrangement in January 2011. The terms of this agreement were approved by the independent directors prior to its execution. Wood received $53,746 and $57,298 pursuant to this arrangement in 2012 and 2011, respectively.

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

As set forth above, our Board has determined that T. Raymond Suplee, Lloyd Dickinson, and Patricia Jamieson are independent under the Nasdaq listing standards and the other directors are not independent. The Board considered transactions and relationships, both direct and indirect, between each director (and his immediate family) and us and our subsidiaries and affirmatively determined that Mr. Suplee, Mr. Dickinson and Ms. Jamieson do not have any material relationship, either direct or indirect, with us other than as a director and/or stockholder.

ITEM 14.	Principal Accounting Fees and Services

Audit Fees

KPMG served as our independent registered public accounting firm for the years ended December 31, 2012 and December 31, 2011.

Audit Fees. The aggregate audit fees billed by KPMG for 2012 and 2011 were $220,000 and $447,000, respectively. These fees are for professional services rendered for the annual audit of our consolidated financial statements included in our Annual Report on Form 10-K and review of the interim consolidated financial statements included in Form 10-Q Quarterly Reports.

Audit-Related Fees. There were no audit-related fees billed by KPMG in 2012 or 2011. These fees would include assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.”

Tax Fees. There were no tax fees billed by KPMG in 2012 or 2011. These services would include assistance in the preparation of federal and state tax returns, assistance with tax reporting and audit compliance, tax planning, and tax consulting and assistance on acquisitions.

All Other Fees. There were no other fees billed by KPMG in 2012 or 2011. These fees would include products and services other than the services reported above.

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

(3)	Exhibits:

Exhibit	Description

2.1	Sale and Purchase Agreement among Titanium Asset Management Corp., Wood Asset Management, Inc., and a number of individuals dated September 5, 2007 (1) (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

2.2	Sale and Purchase Agreement among Titanium Asset Management Corp., Sovereign Holdings, LLC and JARE, Inc. and its owners dated September 5, 2007 (1) (incorporated by reference to Exhibit 2.2 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

2.3	Stock Purchase Agreement by and among Titanium Asset Management Corp., National Investment Services, Inc., NIS Holdings, Inc., and the shareholders of NIS Holdings, Inc. dated February 28, 2008 (1) (incorporated by reference to Exhibit 2.3 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

2.4	Membership Interest Purchase Agreement, dated as of November 7, 2008, by and among Titanium Asset Management Corp., BWAM Holdings, LLC, Boyd Watterson Asset Management, LLC, the common members of BWAM Holdings, LLC and, for limited purposes, the preferred members of BWAM Holdings, LLC. (1) (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 5, 2009, File No. 000-53352)

Exhibit	Description

2.5	Amendment No. 1 to Membership Interest Purchase Agreement, dated as of December 30, 2008, among Titanium Asset Management Corp., Boyd Watterson Asset Management, LLC and Mr. Michael E. Bee, acting in his capacity as the agent and attorney in fact with the authority to act on behalf of BWAM Holdings, LLC, the common members of BWAM Holdings, LLC and, for limited purposes, the preferred members of BWAM Holdings, LLC (incorporated by reference to Exhibit 2.2 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 5, 2009, File No. 000-53352)

2.6	Amendment No. 2 to Membership Interest Purchase Agreement, dated as of December 28, 2010, among Titanium Asset Management Corp., Boyd Watterson Asset Management, LLC and Michael E. Bee, acting in his capacity as the agent and attorney in fact with the authority to act on behalf of BWAM Holdings, LLC, the common members of BWAM Holdings, LLC and, for limited purposes, the preferred members of BWAM Holdings, LLC (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 30, 2010, File No. 000-53352)

3.1	Amended and Restated Certificate of Incorporation of Titanium Asset Management Corp. (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

3.2	Amendment to Amended and Restated Certificate of Incorporation of Titanium Asset Management Corp. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

3.3	Bylaws of Titanium Asset Management Corp. (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.1	Form of Common Stock Share Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.2	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.3	Warrant Deed dated as of June 21, 2007 between Titanium Asset Management Corp. and Capita Registrars (Jersey) Limited (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.4	Registration Rights Agreement between Titanium Asset Management Corp. and the parties on the signature pages thereto dated June 21, 2007 (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.5	Investor Rights Agreement between Titanium Asset Management Corp., Sunrise Securities Corp. and Seymour Pierce Limited dated June 21, 2007 (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

Exhibit	Description

4.6	Form of Unit Purchase Option between Titanium Asset Management Corp. and certain Employees and Affiliates of Sunrise Securities Corp. (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.7	Share Escrow Agreement dated as of June 21, 2007 by and among Titanium Asset Management Corp., Founding Stockholders and Capita Trust Company (Jersey) Limited (1) (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.8	Form of Lock In Deed for Individuals (incorporated by reference to Exhibit 4.8 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.9	Form of Lock In Deed for Entities (incorporated by reference to Exhibit 4.9 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

4.10	Form of Lock In Deed for Acquisitions (incorporated by reference to Exhibit 4.10 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.1 †	Employment Agreement between Robert Brooks and National Investment Services, Inc. (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.2 †	Titanium Asset Management Corp. Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.3 †	Oral Agreements regarding Director Compensation (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on July 25, 2008, File No. 000-53352)

10.4	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.21 to the Registrant’s Amendment No. 1 to Form 10 filed with the Securities and Exchange Commission on September 15, 2008, File No. 000-53352)

10.5†	Employment Agreement between Brian L. Gevry, Titanium Asset Management Corp., and Boyd Watterson Asset Management, LLC dated December 28, 2010 (incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-k filed with the Securities and Exchange Commission on March 6, 2013, File No. 000-53352)

10.6	Indemnification Agreement dated November 3, 2009 between Titanium Asset Management Corp. and Ron Braverman. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed with the Securities and Exchange Commission on November 11, 2009, File No. 000-53352)

Exhibit	Description

21.1	Subsidiaries of Titanium Asset Management Corp. (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-k filed with the Securities and Exchange Commission on March 6, 2013, File No. 000-53352)

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Registrant’s Annual Report on Form 10-k filed with the Securities and Exchange Commission on March 6, 2013, File No. 000-53352)

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Registrant’s Annual Report on Form 10-k filed with the Securities and Exchange Commission on March 6, 2013, File No. 000-53352)

101 *	Furnished with this annual report on Form 10-K are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011, (ii) the Consolidated Statements of Operations for the years ended December 31, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive Loss for the years ended December 31, 2012 and 2011, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2012 and 2011, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011, and (vi) Notes to Consolidated Financial Statements (incorporated by reference to Exhibit 101 to the Registrant’s Annual Report on Form 10-k filed with the Securities and Exchange Commission on March 6, 2013, File No. 000-53352)

(1)	Certain schedules and exhibits have been omitted from these exhibits pursuant to Item 601(b)(2) of Regulation S K. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the Commission.

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

Dated: April 30, 2013

TITANIUM ASSET MANAGEMENT CORP.

By:	/s/ Brian Gevry
Name:	Brian Gevry
Title:	Chief Executive Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Chief Executive Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act

31.2	Chief Financial Officer Certification Pursuant to Rule 13a-14(a) of the Securities Exchange Act