Form 10-Q
period 2013-03-31
Titanium Asset Management Corp
filed 2013-05-02
CIK 1407161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

At April 29, 2013, there were 19,744,824 shares of the registrant’s common stock outstanding.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Titanium Asset Management Corp.

Condensed Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$5,222,000	$3,092,000
Investments	4,298,000	5,644,000
Accounts receivable	3,982,000	5,015,000
Other current assets	678,000	854,000
Total current assets	14,180,000	14,605,000

Investments in equity investee	4,067,000	3,970,000
Property and equipment, net	466,000	483,000
Goodwill	13,264,000	13,264,000
Intangible assets, net	5,066,000	5,309,000
Total assets	$37,043,000	$37,631,000

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$107,000	$166,000
Other current liabilities	1,982,000	2,246,000
Total current liabilities and total liabilities	2,089,000	2,412,000

Commitments and contingencies

Stockholders’ equity
Common stock, $0.0001 par value; 54,000,000 shares authorized; 19,744,824 shares issued and outstanding at March 31, 2013 and 20,634,232 issued and outstanding at December 31, 2012	2,000	2,000
Restricted common stock, $0.0001 par value; 720,000 shares authorized; none issued	-	-
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	-	-
Additional paid-in capital	100,227,000	100,971,000
Accumulated deficit	(65,220,000)	(65,711,000)
Other comprehensive loss	(55,000)	(43,000)
Total stockholders’ equity	34,954,000	35,219,000
Total liabilities and stockholders’ equity	$37,043,000	$37,631,000

See Notes to Condensed Consolidated Financial Statements contained herein and the Notes to Consolidated Financial Statements in the Titanium Asset Management Corp. Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”).

Titanium Asset Management Corp.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2013	2012

Operating revenues	$5,915,000	$5,384,000

Operating expenses:
Administrative	5,300,000	5,151,000
Amortization of intangible assets	243,000	2,401,000
Total operating expenses	5,543,000	7,552,000

Operating income (loss)	372,000	(2,168,000)

Other income
Interest income	1,000	17,000
Net realized gains (losses) on investments	21,000	(1,000)
Income from equity investees	97,000	220,000

Income (loss) before income taxes	491,000	(1,932,000)

Income tax benefit	-	-

Net income (loss)	$491,000	$(1,932,000)

Earnings (loss) per share
Basic	$0.02	$(0.09)
Diluted	$0.02	$(0.09)

Weighted average number of common shares outstanding:
Basic	20,114,578	20,634,232
Diluted	20,114,578	20,634,232

See Notes to Condensed Consolidated Financial Statements contained herein and the Notes to Consolidated Financial Statements in the 2012 Form 10-K.

Titanium Asset Management Corp.

Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months Ended March 31,
	2013	2012

Net income (loss)	$491,000	$(1,932,000)

Other comprehensive income items:
Unrealized gains (losses) on available for sale securities	10,000	(2,000)
Net losses (gains) reclassified from accumulated other comprehensive income to net realized gains (losses) on investments	(22,000)	3,000
Income tax on other comprehensive income items	-	-
Other comprehensive income items, net of tax	(12,000)	1,000

Comprehensive income (loss)	$479,000	$(1,931,000)

See Notes to Condensed Consolidated Financial Statements contained herein and the Notes to Consolidated Financial Statements in the 2012 Form 10-K.

Titanium Asset Management Corp.

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2013 and 2011

(unaudited)

	Common Stock		Restricted Shares
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balances at January 1, 2012	20,634,232	$2,000	612,716	$-	$100,971,000	$(59,618,000)	$(95,000)	$41,260,000
Redemption and cancellation of restricted shares	-	-	(612,716)	-	-	-	-	-
Net loss and comprehensive loss	-	-	-	-	-	(1,932,000)	1,000	(1,931,000)
Balances at March 31, 2012	20,634,232	$2,000	-	$-	$100,971,000	$(61,550,000)	$(94,000)	$39,329,000

Balances at January 1, 2013	20,634,232	$2,000	-	$-	$100,971,000	$(65,711,000)	$(43,000)	$35,219,000
Repurchase of common stock shares	(889,408)	-	-	-	(744,000)	-	-	(744,000)
Net income and comprehensive income	-	-	-	-	-	491,000	(12,000)	479,000
Balances at March 31, 2013	19,744,824	$2,000	-	$-	$100,227,000	$(65,220,000)	$(55,000)	$34,954,000

See Notes to Condensed Consolidated Financial Statements contained herein and the Notes to Consolidated Financial Statements in the 2012 Form 10-K.

Titanium Asset Management Corp.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2013	2012

Cash flows from operating activities
Net income (loss)	$491,000	$(1,932,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	243,000	2,401,000
Depreciation	37,000	31,000
Net realized losses (gains) on investments	(21,000)	1,000
Income from equity investees	(97,000)	(220,000)
Income distributions from equity investees	-	92,000
Changes in assets and liabilities:
Decrease in accounts receivable	1,033,000	141,000
Decrease in other current assets	176,000	316,000
Increase (decrease) in accounts payable	(59,000)	123,000
Decrease in other current liabilities	(264,000)	(204,000)
Net cash provided by operating activities	1,539,000	749,000

Cash flows from investing activities
Purchases of investments	(1,100,000)	(1,374,000)
Sales and redemptions of investments	2,455,000	661,000
Purchases of property and equipment	(20,000)	(34,000)
Net cash provided by (used in) investing activities	1,335,000	(747,000)

Cash flows from financing activities
Repurchase of common stock	(744,000)	-
Net cash used for financing activities	(744,000)	-

Net increase in cash and cash equivalents	2,130,000	2,000

Cash and cash equivalents:
Beginning	3,092,000	2,787,000
Ending	$5,222,000	$2,789,000

See Notes to Condensed Consolidated Financial Statements contained herein and the Notes to Consolidated Financial Statements in the 2012 Form 10-K.

Titanium Asset Management Corp.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – General

Titanium Asset Management Corp. (the “Company”) was incorporated on February 2, 2007. The Company commenced operations as a special purpose acquisition company to acquire one or more operating companies engaged in the asset management business. On October 1, 2007, the Company acquired all of the voting common stock of Wood Asset Management, Inc. (“Wood”) and all of the membership interests of Sovereign Holdings, LLC (“Sovereign”), two asset management firms. On March 31, 2008, the Company acquired all of the outstanding capital stock of National Investment Services, Inc. (“NIS”), a third asset management firm. After such business combinations, the Company ceased to act as a special purpose acquisition vehicle. On December 31, 2008, the Company acquired all of the membership interests of Boyd Watterson Asset Management, LLC (“Boyd”), a fourth asset management firm. In 2010, the Company transferred the client accounts of Sovereign to Boyd and deregistered Sovereign as an investment adviser. The Company’s strategy is to manage these operating companies as an integrated business.

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

The information included in this Quarterly Report on Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included herein and in the 2012 Form 10-K and the Consolidated Financial Statements and the Notes thereto included in the 2012 Form 10-K.

Note 2 – Adoption of New Accounting Standards

The Company’s significant accounting policies are discussed in the Notes to the Company’s Consolidated Financial Statements in the 2012 Form 10-K.

Note 3 – Investments

The Company’s investments include a current portfolio of debt securities, which are accounted for as available-for-sale securities, and investments in equity investees, which are accounted for using the equity method of accounting because the Company has significant influence over the management of the funds.

Current portfolio of debt securities

	Amortized cost	Unrealized gains	Unrealized losses	Fair value

March 31, 2013	$4,269,000	$32,000	$(3,000)	$4,298,000
December 31, 2012	$5,603,000	$46,000	$(5,000)	$5,644,000

Debt securities accounted for as available-for-sale and held at March 31, 2013 mature as flows:

	Amortized cost	Fair value
Within one year	$3,613,000	$3,644,000
After one year but within five years	$656,000	$654,000

The following table provides a summary of the changes in and results of investment activities. The specific identification method is used to determine the cost basis of investments sold and the realized gain or loss.

	Three Months Ended March 31,
	2013	2012

Proceeds from sale	$2,455,000	$661,000
Gross realized gains on sales	26,000	6,000
Gross realized losses on sales	(5,000)	(7,000)
Unrealized gains and losses	10,000	(2,000)
Net gains (losses) reclassified out of accumulated other comprehensive income to earnings	22,000	(3,000)

Note 3 – Investments (continued)

Investments in Equity Investees

Investments in equity investees currently include the Company’s investment in the Titanium Absolute Return Fund (the “TARF Fund”). The Company is the managing member of the TARF Fund and serves as the investment manager for the TARF Fund for which it receives management fees. As of March 31, 2013, the Company’s investment in the TARF Fund represents approximately 9% of the total investments in the TARF Fund. Because the Company has an equity interest in the TARF Fund and has significant influence over the TARF Fund’s daily activities through its role as managing member and investment manager, the Company accounts for this investment using the equity method of accounting.

Previously, investments in equity investees also included the Company’s investment in the Titanium TALF Opportunity Fund (the “TALF Fund”), which it organized for its clients to invest in securities participating in the Term Asset-Backed Securities Loan Facility (“TALF”) of the Federal Reserve Bank of New York. The Company was the managing member of the TALF Fund and served as the investment manager for the TALF Fund for which it received management fees. Because the Company had an equity interest in the TALF Fund and had significant influence over the TALF Fund’s daily activities through its role as managing member and investment manager, the Company accounted for this investment using the equity method of accounting. During June 2012, substantially all of the TALF Fund securities were liquidated and converted to cash equivalents. The remaining assets of the TALF Fund were distributed to the respective investors, including the Company in September 2012.

The activity related to the Company’s investment in equity investees for the three months ended March 31, 2013 and 2012 is as follows:

Investments in equity investees at January 1, 2012	$4,707,000
Equity in income of equity investees	220,000
Income distributions	(92,000)
Investments in equity investees at March 31, 2012	$4,835,000

Investments in equity investee at January 1, 2013	$3,970,000
Equity in income of equity investee	97,000
Investments in equity investee at March 31, 2013	$4,067,000

Note 4 – Stockholders’ Equity

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

No preferred stock had been issued at March 31, 2013.

Note 5 – Income Taxes

At December 31, 2012, the Company had deferred tax assets of $24,138,000 including the deferred tax benefits related to federal net operating loss carryforwards of approximately $22,166,000 that expire between 2028 and 2032 and state net operating loss carryforwards totaling approximately $17,975,000 that expire between 2023 and 2032.

The U.S. Internal Revenue Code (the “Code”) Section 382 imposes annual limits on a Company’s ability to use preexisting tax attributes when there has been a change in control ownership change as defined under the Code. As a result of the purchase of the controlling interest in the Company by TAMCO Holdings, LLC on December 18, 2012, portions of the future amortization deductions for the Company’s intangible assets and the use of the Company’s net operating loss carryforwards arising from periods prior to that date will be subject to the annual limitation. The annual limitation is based on an adjusted federal long-term rate and the value of the Company at the time of the change in control. The Company currently estimates that the future use of preexisting tax attributes will be limited to approximately $1,000,000 annually. Due to these annual limits, the Company believes it is likely that it may incur currently payable income tax for 2013. The amount of currently payable income tax largely will depend on the actual level of income before income taxes realized by the Company in 2013.

In assessing the realizability of the Company’s deferred tax assets, the Company considers all relevant positive and negative evidence in determining whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of the gross deferred tax assets depends on several factors, including the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. Pursuant to FASB guidance, a cumulative loss in recent years is a significant piece of negative evidence to be considered in evaluating the need for a valuation allowance that is difficult to overcome. Based on the pretax losses in 2008 through 2012, the Company determined that it was not appropriate to consider expected future income as the primary factor in determining the realizability of its deferred tax assets. As a result, the Company has recognized valuation allowances that fully offset all deferred tax assets as of December 31, 2012.

Based on the continuation of cumulative losses, the Company continued to fully offset any additional deferred tax assets with additional valuation allowances during the three months ended March 31, 2013.

Note 6 – Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net income or loss by the weighted average shares of common stock outstanding. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period.

The computation of basic and diluted EPS is as follows:

	Three Months Ended March 31,
	2013	2012

Net income (loss)	$491,000	$(1,932,000)

Basic and diluted weighted average shares of common stock outstanding	20,114,578	20,634,232

Basic and diluted EPS	$0.02	$(0.09)

Note 7 – Fair Value Disclosures

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

The Company measures the following assets at fair values on a recurring basis:

	Category used for Fair Values
	Level 1	Level 2	Level 3

Assets at March 31, 2013
Cash and cash equivalents	$5,222,000	$-	$-
Current securities available for sale – Debt securities	-	4,298,000	-
	$5,222,000	$4,298,000	$-

Assets at December 31, 2012
Cash and cash equivalents	$3,092,000	$-	$-
Current securities available for sale – Debt securities	-	5,644,000	-
	$3,092,000	$5,644,000	$-

Note 8 – Contingencies

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

On January 30, 2013, the Company reached a settlement with a former executive of the Company that had made a claim against the Company for severance, among other things, and against whom the Company filed a counterclaim for unjust enrichment. Pursuant to the terms of the settlement, the former executive and the Company agreed to mutual releases and waivers with respect to the claim and counterclaim, and the Company agreed to repurchase all 889,408 shares of common stock of the Company held by the former executive an certain of his affiliates for a total of $744,000, as well as to pay $100,000 towards the former executive’s legal fees.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including particularly the Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a “safe harbor” for statements about future events, products and future financial performance that are based on the beliefs of, estimates made by and information currently available to the management of Titanium Asset Management Corp., a Delaware corporation (referred to as “we,” “our” or the “Company,” and, unless the context indicates otherwise, includes our wholly owned asset management subsidiaries, Boyd Watterson Asset Management, LLC (“Boyd”), National Investment Services, Inc. (“NIS”), and Wood Asset Management, Inc. (“Wood”). In 2010, we transferred the client accounts of Sovereign Holdings, LLC (“Sovereign”) to Boyd and deregistered Sovereign as an investment advisor. We refer to Boyd, NIS and Wood collectively as our subsidiaries. The outcome of the events described in these forward-looking statements is subject to risks and uncertainties. Actual results and the outcome or timing of certain events may differ significantly from those projected in these forward-looking statements due to market fluctuations that alter our assets under management; termination of investment advisory agreements; loss of key personnel; loss of third-party distribution services; impairment of goodwill and other intangible assets; our inability to compete; market pressure on investment advisory fees; changes in law, regulation or tax rates; ineffective management of risk; inadequacy of insurance; changes in interest rates, equity prices, liquidity of global markets and international and regional political conditions; terrorism; changes in monetary and fiscal policy, investor sentiment and availability and cost of capital; technological changes and events; outcome of legal proceedings; changes in currency values, inflation and credit ratings; failure of our systems to properly operate; actions taken by TAMCO Holdings, LLC. (“TAMCO”), as our majority stockholder; factors listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”); and other factors listed in this Quarterly Report on Form 10-Q and from time to time in our other filings with the Securities and Exchange Commission (“SEC”). For this purpose, statements relating to integrating the operational, administrative and sales activities of our subsidiaries, earning of incentive fees, amount of future assets under management, acquisitions of additional asset management firms and payment therefor, and anticipated levels of future revenues, expenses or earnings, among other things; any statements using the terms “aim,” “anticipate,” “appear,” “based on,” “believe,” “can,” “continue,” “could,” “are emerging,” “estimate,” “expect,” “expectation,” “intend,” “may,” “ongoing,” “plan,” “possible” “potential, “predict,” “project,” “should” and “would” or similar words or phrases, or the negatives of those words or phrases; or discussions of strategy, plans, objectives or goals, may identify forward-looking statements that involve risks, uncertainties and other factors that could cause our actual results, financial condition and the outcome and timing of certain events to differ materially from those projected or management’s current expectations. By making forward-looking statements, we have not assumed any obligation to, and you should not expect us to, update or revise those statements because of new information, future events or otherwise.

The following discussion is designed to provide a better understanding of significant trends related to our consolidated financial condition and consolidated results of operations. The discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q, as well as the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included in our 2012 Form 10-K.

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

We provide these services through a group of investment managers that have solid long-term track records. Through these investment managers, we have expertise in fixed-income, equity, and real estate investment strategies and have a client base that extends from individuals to a range of institutional investors, as well as sub-advisory and referral arrangements with a variety of broker-dealers. As of March 31, 2013, we had $9.0 billion of assets under management.

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

In connection with the private placement, Clal Finance Ltd. (“Clal”) purchased 10,100,000 shares of Common Stock. Clal subsequently purchased 485,400 additional outstanding shares of Common Stock from other stockholders and increased its total interest in our Common Stock to 51.3%.

On December 18, 2012, TAMCO, an entity principally owned and controlled by the senior management of the Company, acquired all 10,585,400 shares of Common Stock held by Clal for $18,500,000 pursuant to a securities purchase agreement. As of March 31, 2013, TAMCO and its affiliates hold total beneficial interests in 11,920,569 shares of Common Stock, representing approximately 60.4% of the currently outstanding Common Stock.

Market Developments

The fixed income market performance during the three months ended March 31, 2013 was flat with the Barclay’s Aggregate Index decreasing 0.1% (compared to an increase of 3.8% for the comparable 2012 period) while the equity markets gained with the S&P 500 Index increasing by 10.6% (compared to a decrease of 12.6% for the comparable 2012 period). Because fixed income strategies represent approximately 89% of our assets under management, the fixed income markets have the most significant impact on our assets under management. Our overall investment performance resulted in our assets under management increasing by $77.4 million, or 0.9% for the three months ended March 31, 2013 (compared to an increase of $157.6 million, or 1.9%, for the comparable 2012 period).

For the three months ended March 31, 2013, our average assets under management were up approximately 5% relative to the prior year average. For the three months ended March 31, 2013, the increase in average assets under management combined with a 6% increase in our average fee rate resulted in a 12% increase in our investment advisory fee revenues.

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

Assets under management of $9.0 billion at March 31, 2013 were 1% higher than the $8.9 billion reported at December 31, 2012 due to net inflows and positive investment returns. The following table presents summary activity for 2013 and 2012 periods.

	Three Months Ended
	March 31,
(in millions)	2013	2012

Annual Activity:
Beginning balance	$8,854.6	$8,316.8

Inflows	432.1	496.0
Outflows	(397.3)	(382.6)
Net flows	34.8	113.4

Market value change	77.4	157.6
Ending balance	$8,966.8	$8,587.8

Average Assets Under Management (1)	$8,910.7	$8,452.3
Average Fee Rate (basis points)	26.4	24.9

(1)	Average assets under management are calculated based on the quarter end balances.

The principle factors affecting our net flows during the periods ended March 31, 2013 and 2012 include the following:

•	Multiemployer pension and welfare plans represent approximately 38% of our client base, and these plans have been faced with a challenging economic environment over the last several years. The current economic environment has generally led to reduced employer contributions and increased withdrawals. For the three months ended March 31, 2013, net inflows from multiemployer pension and welfare plans were approximately $13 million compared to net inflows of approximately $112 million for the prior year period.

•	Inflows and outflows are also significantly affected by the timing of tax receipts and disbursements for several public entity accounts that we manage. Net inflows related to these accounts were $41 million for the three months ended March 31, 2013 compared to net inflows of $62 million for the prior year period. While these flows can fluctuate significantly from period to period, they do not have a significant impact on our overall fees due to low or fixed fee rates.

Market value changes reflect our investment performance. Fixed income assets comprised approximately 89% of our total assets under management at March 31, 2013. The overall market value change related to fixed income assets was approximately $20.5 million, or 0.3%, for the three months ended March 31, 2013 ($93.5 million, or 1.3%, for the comparable 2012 period). Fixed income returns as measured by the Barclay’s Aggregate Index were -0.1% for the three months ended March 31, 2013 (0.3% for the comparable 2012 period). For the twelve months ended March 31, 2013, approximately 93% of our fixed income assets with defined performance benchmarks outperformed their respective benchmarks.

Equity assets comprised approximately 7% of our total assets under management at March 31, 2013. The overall market value change related to equity assets was approximately $59.5 million, or 9.8%, for the three months ended March 31, 2013 ($64.0 million, or 10.3%, for the comparable 2012 period). Equity returns as measured by the S&P 500 Index were up 10.6% for the three months ended March 31, 2013 (compared to an increase of 12.6% for the comparable 2012 period). Approximately 15% of our equity assets outperformed their respective benchmarks for the twelve months ended March 31, 2013.

The following table presents summary breakdowns for our assets under management at March 31, 2013 and December 31, 2012.

(in millions)	March 31, 2013	% of total	December 31, 2012	% of total

By investment strategy:
Fixed income	$7,983.0	89%	$7,914.9	89%
Equity	647.6	7%	595.6	7%
Real estate	336.2	4%	344.1	4%
Total	$8,966.8	100%	$8,854.6	100%

By client type:
Institutional	$7,938.0	89%	$7,748.7	88%
Retail	1,028.8	11%	1,105.9	12%
Total	$8,966.8	100%	$8,854.6	100%

By investment vehicle:
Separate accounts	$8,103.4	90%	$8,009.1	90%
Private funds	863.4	10%	845.5	10%
Total	$8,966.8	100%	$8,854.6	100%

Our mix of assets under management by investment strategy was unchanged as fixed income assets comprised 89% of total assets under management at March 31, 2013 and December 31, 2012.

Our mix of assets under management by client type was relatively unchanged as institutional accounts comprised 89% of total assets under management at March 31, 2013 compared to 88% at December 31, 2012.

Our mix of assets under management by investment vehicle was unchanged as separate accounts comprised 90% of total assets under management at March 31, 2013 and December 31, 2012.

Results of Operations

Consolidated Results of Operations

	Three Months Ended		2013
	March 31,		vs.
	2013	2012	2012
Operating revenues	$5,915,000	$5,384,000	10%
Operating expenses:
Administrative	5,300,000	5,151,000	3%
Amortization of intangible assets	243,000	2,401,000	-90%
Total operating expenses	5,543,000	7,552,000	-27%
Operating income (loss)	372,000	(2,168,000)	NM
Other income	119,000	236,000	-50%
Net income (loss)	$491,000	$(1,932,000)	NM
Net income (loss) per share
Basic	$0.02	$(0.09)	NM
Diluted	$0.02	$(0.09)	NM

NM: Not meaningful

The increase in profitability from a net loss for the three months ended March 31, 2012 to net income for the three months ended March 31, 2013 is primarily attributable to the following:

•	An increase in operating revenues of $531,000, or 10%, as a $624,000 increase in investment advisory fees was partially offset by a $125,000 decrease in referral fee revenue. The increase in investment advisory fees reflects both an increase in average assets under management and an improved average fee rate.

•	An increase in administrative expenses of $149,000, or 3%. The increase primarily reflects an increased provision for incentive compensation.

•	A decrease in amortization charges of $2,158,000, reflecting the elimination of amortization related to the referral relationship intangible asset as of December 31, 2012 as it became fully amortized.

•	A $117,000 decrease in other income primarily as a result of liquidation of one of the equity investee funds during 2012.

In evaluating operating performance, we consider operating income and net income, which are calculated in accordance with accounting principles generally accepted in the United States (“GAAP”), as well as Adjusted EBITDA, an internally derived non-GAAP performance measure. We define Adjusted EBITDA as operating income or loss before non-cash charges for amortization and impairment of intangible assets and goodwill, depreciation, and share-based compensation expense. We believe Adjusted EBITDA is useful as an indicator of our ongoing performance and our ability to service debt, make new investments, and meet working capital requirements. Adjusted EBITDA, as we calculate it, may not be consistent with computations made by other companies. We believe that many investors use this information when analyzing the operating performance, liquidity, and financial position of companies in the investment management industry.

The following table provides a reconciliation of operating income (loss) to the Adjusted EBITDA for the periods ended March 31, 2013 and 2012.

	Three Months Ended
	March 31,
	2013	2012
Operating income (loss)	$372,000	$(2,168,000)
Amortization of intangible assets	243,000	2,401,000
Depreciation expense	37,000	31,000
Adjusted EBITDA	$652,000	$264,000

The improvements to Adjusted EBITDA in the three months ended March 31, 2013 primarily reflect the increases in operating revenues.

Operating Revenues

Our operating revenues include investment advisory fees received for the management of assets within separate accounts and private funds. Prior to 2013, our operating revenues also included referral fees earned in connection with NIS’s referral arrangement with an unaffiliated hedge fund manager. In September 2012, the hedge fund manager announced that it would complete an orderly liquidation of the remaining assets of the primary fund in which the majority of the referred assets were invested. As a result, the referred assets and referral fees were substantially eliminated as of December 31, 2012. Operating revenues increased by $531,000, or 10%, in the three months ended March 31, 2013. The changes by revenue category are more fully described below.

	Three months ended		2013
	March 31,		vs.
	2013	2012	2012
Investment advisory fees	$5,883,000	$5,259,000	12%
Incentive fees	32,000	-	NM
Referral fees	-	125,000	NM
Total operating revenues	$5,915,000	$5,384,000	10%

NM: Not meaningful

For the three month periods, our investment advisory fees increased by $624,000, or 12%, due to a 5% increase in our average assets under management and a 6% increase in our average fee rate.

We also receive incentive fees on an annual basis from the management of certain of our private funds, including one that invests in preferred stocks. Because investment returns on preferred stocks can be volatile, the level of incentive fees earned can vary significantly from year to year. These fees generally are based on a calendar year performance period and we recognize the fees at the conclusion of the performance period or on an interim basis if accounts terminate. In 2012, we earned incentive fees of $1,165,000, which were recognized in December 2012. Based on performance through March 31, 2013, we would have earned incentive fees of approximately $350,000 (of which $32,000 was recognized due to withdrawals). Because these fees are primarily earned on calendar year performance, the results for the first three months are not necessarily indicative of the fees to be expected for the full year.

Administrative Expenses

Administrative expenses for the three month period ended March 31, 2013 increased by $149,000, or 3%, compared to the 2012 period. Changes by expense category are more fully described below.

	Three months ended		2013
	March 31,		vs.
	2013	2012	2012

Employee compensation -
Recurring compensation	$3,111,000	$3,044,000	2%
Third party distribution expense	428,000	354,000	21%
Investment management expense	454,000	397,000	14%
Legal, audit, and other professional fees	330,000	335,000	-1%
Occupancy	288,000	327,000	-12%
Other administrative expenses	689,000	694,000	-1%
Total administrative expenses	$5,300,000	$5,151,000	3%

Employee compensation includes salaries and wages, sales incentives and other incentive compensation, and other payroll related taxes and benefits. The increase in recurring employee compensation primarily reflects increased incentive compensation costs.

Third party distribution expense represents payments made to broker-dealer networks and other outside sales commissions. The increase in 2013 reflects increased levels of business conducted through a broker-dealer network and the use of a third party marketer.

Investment management expense includes pricing, trading, compliance, and other investment management service costs and subadvisory service fees for outside assistance in the management of certain asset classes.

The decrease in occupancy costs reflects the impact of relocating our Charlotte office to a smaller, less expensive location in January 2012, and recognizing an early exit provision for the vacated location.

Other administrative expenses include travel and other marketing related expenses, insurance expense, and other operating expenses.

Amortization of Intangible Assets

Amortization of intangible assets decreased by $2,158,000 for the three months ended March 31, 2013. The reduction reflects the elimination of amortization expense related to the NIS referral relationship intangible asset in 2013 as the asset was fully amortized as of December 31, 2012.

Other Income and Expense

Other income and expense includes investment income from the investment of excess cash balances.

	Three months ended		2013
	March 31,		vs.
	2013	2012	2012
Interest income	$1,000	$17,000	-94%
Net realized gains (losses) on investments	21,000	(1,000)	NM
Income from equity investees	97,000	220,000	-56%
Total other income	$119,000	$236,000	-50%

NM: Not meaningful

We earn interest income and realize investment gains or losses on a portfolio of debt securities managed to enhance our yield on cash not immediately needed for operations.

Income from equity investees represents our share of the net income of two investments in affiliates.

Our investment in affiliates currently includes our investment in the Titanium Absolute Return Fund (the “TARF Fund”). We are the managing member of the TARF Fund and serve as the investment manager for the TARF Fund for which we receive management fees. As of March 31, 2013, our investment in the TARF Fund represented approximately 9% of the net assets in the TARF Fund. Because we have an equity interest in the TARF Fund and have significant influence over the TARF Fund’s daily activities through our role as managing member and investment manager, we account for this investment using the equity method of accounting.

Previously, our investment in affiliates also included an investment in the Titanium TALF Opportunity Fund (the “TALF Fund”), which we organized for our clients to invest primarily in securities participating in the Term Asset-Backed Securities Loan Facility of the Federal Reserve Bank of New York. We are the managing member of the TALF Fund and serve as the investment manager for the TALF Fund for which we receive management fees. Because we have an equity interest in the TALF Fund and have significant influence over the TALF Fund’s daily activities through our role as managing member and investment manager, we account for this investment using the equity method of accounting. During June 2012, substantially all of the TALF Fund securities were liquidated and converted to cash equivalents. The remaining assets of the TALF Fund were distributed to the respective investors, including the Company in September 2012.

Liquidity and Capital Resources

At March 31, 2013, we had $13,587,000 of funds available consisting of $5,222,000 of cash and cash equivalents, $4,298,000 of securities available for sale, and $4,067,000 invested in one of the private funds that we manage. At December 31, 2012, these combined balances were $12,706,000. The $881,000 increase primarily reflects cash provided by operating activities, offset in part by cash used to repurchase common stock.

	Three months ended March 31,
	2013	2012

Net cash provided by operating activities	$1,539,000	$749,000
Net cash provided by (used in) investing activities	$1,335,000	$(747,000)
Net cash used for financing activities	$(744,000)	-

Net cash provided by operating activities was $1,539,000 for the three months ended March 31, 2013; an increase of $790,000 compared to the net cash provided by operating activities during the three months ended March 31, 2012. The improvement primarily reflects increases in operating revenues and the collection of the incentive fees recognized at December 31, 2012.

Net cash provided by investing activities during the three months ended March 31, 2013 primarily reflects a net decrease in other invested assets. Net cash used in investing activities during the three months ended March 31, 2012 primarily reflects a net increase in other invested assets.

Net cash used for financing activities during the three months ended March 31, 2012 reflects the repurchase of common stock.

As of March 31, 2013, we have no current or contingent financial obligations.

We believe our current level of cash and cash equivalents and short-term securities available for sale are sufficient to fund our ongoing operations and to provide consideration for additional acquisitions. We may fund future acquisitions (if any) partly through issuance of additional common stock, although we may incur bank debt as well.

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires us to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of critical accounting estimates may be found in our 2012 Form 10-K in the Notes to the Consolidated Financial Statements and the Critical Accounting Estimates section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Recent Accounting Pronouncements

There were no new accounting standards and amendments to standards that first became effective for the fiscal year beginning January 1, 2013 that had a significant impact on the Company’s financial statements.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding legal proceedings related to the Company, see Note 8 – Contingencies.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Furnished with this quarterly report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (ii) the Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the three month periods ended March 31, 2013 and 2012, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the three month periods ended March 31, 2013 and 2012, (v) the Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2013 and 2012, (vi) Notes to Condensed Consolidated Financial Statements, and (vii) document and entity information.

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

TITANIUM ASSET MANAGEMENT CORP.

May 2, 2013	By:	/s/ Brian Gevry
Name: Brian Gevry
Title: Chief Executive Officer (Principal Executive Officer)

May 2, 2013	By:	/s/ Jonathan Hoenecke
Name: Jonathan Hoenecke
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

exhibit Index

Exhibit Number	Description

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 *	Furnished with this quarterly report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (ii) the Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the three month periods ended March 31, 2013 and 2012, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the three month periods ended March 31, 2013 and 2012, (v) the Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2013 and 2012, (vi) Notes to Condensed Consolidated Financial Statements, and (vii) document and entity information.

* The information in these exhibits shall not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, except as expressly set forth by specific reference in such filing.

