Form 10-Q
period 2013-06-30
Titanium Asset Management Corp
filed 2013-08-14
CIK 1407161

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

At August 2, 2013, there were 19,744,824 shares of the registrant’s common stock outstanding.

i

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Titanium Asset Management Corp.

Condensed Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$6,119,000	$3,092,000
Investments	4,438,000	5,644,000
Accounts receivable	4,148,000	5,015,000
Other current assets	1,058,000	854,000
Total current assets	15,763,000	14,605,000

Investments in equity investee	3,081,000	3,970,000
Property and equipment, net	437,000	483,000
Goodwill	13,264,000	13,264,000
Intangible assets, net	4,824,000	5,309,000
Total assets	$37,369,000	$37,631,000

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$131,000	$166,000
Other current liabilities	2,207,000	2,246,000
Total current liabilities and total liabilities	2,338,000	2,412,000

Commitments and contingencies

Stockholders’ equity
Common stock, $0.0001 par value; 54,000,000 shares authorized; 19,744,824 shares issued and outstanding at June 30, 2013 and 20,634,232 issued and outstanding at December 31, 2012	2,000	2,000
Restricted common stock, $0.0001 par value; 720,000 shares authorized; none issued	-	-
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	-	-
Additional paid-in capital	100,227,000	100,971,000
Accumulated deficit	(65,130,000)	(65,711,000)
Other comprehensive loss	(68,000)	(43,000)
Total stockholders’ equity	35,031,000	35,219,000
Total liabilities and stockholders’ equity	$37,369,000	$37,631,000

See Notes to Condensed Consolidated Financial Statements contained herein and the Notes to Consolidated Financial Statements in the Titanium Asset Management Corp. Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”).

Titanium Asset Management Corp.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Operating revenues	$5,984,000	$5,567,000	$11,899,000	$10,951,000

Operating expenses:
Administrative	5,675,000	5,008,000	10,975,000	10,158,000
Amortization of intangible assets	242,000	2,401,000	485,000	4,802,000
Total operating expenses	5,917,000	7,409,000	11,460,000	14,960,000

Operating income (loss)	67,000	(1,842,000)	439,000	(4,009,000)

Other income
Interest income	9,000	20,000	10,000	37,000
Net realized gains (losses) on investments	-	(5,000)	21,000	(7,000)
Income from equity investees	14,000	55,000	111,000	275,000

Income (loss) before income taxes	90,000	(1,772,000)	581,000	(3,704,000)

Income tax expense	-	-	-	-

Net income (loss)	$90,000	$(1,772,000)	$581,000	$(3,704,000)

Earnings (loss) per share
Basic	$0.00	$(0.09)	$0.03	$(0.18)
Diluted	$0.00	$(0.09)	$0.03	$(0.18)

Weighted average number of common shares outstanding:
Basic	19,744,824	20,634,232	19,927,647	20,634,232
Diluted	19,744,824	20,634,232	19,927,647	20,634,232

See Notes to Condensed Consolidated Financial Statements contained herein and the Notes to Consolidated Financial Statements in the 2012 Form 10-K.

Titanium Asset Management Corp.

Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income (loss)	$90,000	$(1,772,000)	$581,000	$(3,704,000)

Other comprehensive income items:
Unrealized gains (losses) on available for sale securities	(14,000)	12,000	(4,000)	10,000
Net losses (gains) reclassified from accumulated other comprehensive income to net realized gains (losses) on investments	1,000	3,000	(21,000)	6,000
Income tax on other comprehensive income items	-	-	-	-
Other comprehensive income items, net of tax	(13,000)	15,000	(25,000)	16,000

Comprehensive income (loss)	$77,000	$(1,757,000)	$556,000	$(3,688,000)

See Notes to Condensed Consolidated Financial Statements contained herein and the Notes to Consolidated Financial Statements in the 2012 Form 10-K.

Titanium Asset Management Corp.
Consolidated Statements of Changes in Stockholders’ Equity
For the Six Months Ended June 30, 2013 and 2012
(unaudited)

	Common Stock		Restricted Shares
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balances at January 1, 2012	20,634,232	$2,000	612,716	$-	$100,971,000	$(59,618,000)	$(95,000)	$41,260,000
Redemption and cancellation of restricted shares	-	-	(612,716)	-	-	-	-	-
Net loss and comprehensive loss	-	-	-	-	-	(3,704,000)	16,000	(3,688,000)
Balances at June 30, 2012	20,634,232	$2,000	-	$-	$100,971,000	$(63,322,000)	$(79,000)	$37,572,000

Balances at January 1, 2013	20,634,232	$2,000	-	$-	$100,971,000	$(65,711,000)	$(43,000)	$35,219,000
Repurchase of common stock shares	(889,408)	-	-	-	(744,000)	-	-	(744,000)
Net income and comprehensive income	-	-	-	-	-	581,000	(25,000)	556,000
Balances at June 30, 2013	19,744,824	$2,000	-	$-	$100,227,000	$(65,130,000)	$(68,000)	$35,031,000

See Notes to Condensed Consolidated Financial Statements contained herein and the Notes to Consolidated Financial Statements in the 2012 Form 10-K.

Titanium Asset Management Corp.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2013	2012

Cash flows from operating activities
Net income (loss)	$581,000	$(3,704,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	485,000	4,802,000
Depreciation	74,000	63,000
Net realized losses (gains) on investments	(21,000)	7,000
Income from equity investees	(111,000)	(275,000)
Income distributions from equity investees	-	131,000
Changes in assets and liabilities:
Decrease (increase) in accounts receivable	867,000	(75,000)
Decrease (increase) in other current assets	(204,000)	228,000
Increase (decrease) in accounts payable	(35,000)	53,000
Decrease in other current liabilities	(39,000)	(320,000)
Net cash provided by operating activities	1,597,000	910,000

Cash flows from investing activities
Purchases of investments	(2,101,000)	(3,111,000)
Sales and redemptions of investments	3,303,000	2,314,000
Redemption of equity investee	1,000,000	-
Purchases of property and equipment	(28,000)	(36,000)
Net cash provided by (used in) investing activities	2,174,000	(833,000)

Cash flows from financing activities
Repurchase of common stock	(744,000)	-
Net cash used for financing activities	(744,000)	-

Net increase in cash and cash equivalents	3,027,000	77,000

Cash and cash equivalents:
Beginning	3,092,000	2,787,000
Ending	$6,119,000	$2,864,000

See Notes to Condensed Consolidated Financial Statements contained herein and the Notes to Consolidated Financial Statements in the 2012 Form 10-K.

Titanium Asset Management Corp.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – General

Titanium Asset Management Corp. (the “Company”) was incorporated on February 2, 2007. The Company commenced operations as a special purpose acquisition company to acquire one or more operating companies engaged in the asset management business. On October 1, 2007, the Company acquired all of the voting common stock of Wood Asset Management, Inc. (“Wood”) and all of the membership interests of Sovereign Holdings, LLC (“Sovereign”), two asset management firms. On March 31, 2008, the Company acquired all of the outstanding capital stock of National Investment Services, Inc. (“NIS”), a third asset management firm. After completing these business combinations, the Company ceased to act as a special purpose acquisition company. On December 31, 2008, the Company acquired all of the membership interests of Boyd Watterson Asset Management, LLC (“Boyd”), a fourth asset management firm. In 2010, the Company transferred the client accounts of Sovereign to Boyd and deregistered Sovereign as an investment adviser. The Company’s strategy is to manage these operating companies as an integrated business.

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

Current portfolio of debt securities

	Amortized cost	Unrealized gains	Unrealized losses	Fair value

June 30, 2013	$4,422,000	$17,000	$(1,000)	$4,438,000
December 31, 2012	$5,603,000	$46,000	$(5,000)	$5,644,000

Debt securities accounted for as available-for-sale and held at June 30, 2013 mature as flows:

	Amortized cost	Fair value
Within one year	$4,172,000	$4,188,000
After one year but within five years	$250,000	$250,000

The following table provides a summary of the changes in and results of investment activities. The specific identification method is used to determine the cost basis of investments sold and the realized gain or loss.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Proceeds from sale	$848,000	$1,654,000	$3,303,000	$2,314,000
Gross realized gains on sales	1,000	5,000	27,000	10,000
Gross realized losses on sales	(1,000)	(10,000)	(6,000)	(17,000)
Unrealized gains and losses	14,000	12,000	(4,000)	10,000
Net gains (losses) reclassified out of accumulated other comprehensive income to earnings	1,000	(3,000)	21,000	(6,000)

Note 3 – Investments (continued)

Investments in Equity Investees

Investments in equity investees currently include the Company’s investment in the Titanium Absolute Return Fund (the “TARF Fund”). The Company is the managing member of the TARF Fund and serves as the investment manager for the TARF Fund for which it receives management fees. As of June 30, 2013, the Company’s investment in the TARF Fund represents approximately 7% of the total investments in the TARF Fund. Because the Company has an equity interest in the TARF Fund and has significant influence over the TARF Fund’s daily activities through its role as managing member and investment manager, the Company accounts for this investment using the equity method of accounting.

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

The activity related to the Company’s investment in equity investees for the six months ended June 30, 2013 and 2012 is as follows:

Investments in equity investees at January 1, 2012	$4,707,000
Equity in income of equity investees	275,000
Income distributions	(131,000)
Investments in equity investees at June 30, 2012	$4,851,000

Investments in equity investee at January 1, 2013	$3,970,000
Equity in income of equity investee	111,000
Redemption of equity investee	(1,000,000)
Investments in equity investee at June 30, 2013	$3,081,000

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

No preferred stock had been issued at June 30, 2013.

Note 5 – Income Taxes

At December 31, 2012, the Company had deferred tax assets of $24,138,000 including the deferred tax benefits related to federal net operating loss carryforwards of approximately $22,166,000 that expire between 2028 and 2032 and state net operating loss carryforwards totaling approximately $17,975,000 that expire between 2023 and 2032.

The U.S. Internal Revenue Code (the “Code”) Section 382 imposes annual limits on a company’s ability to use preexisting tax attributes when there has been a change in ownership control as defined under the Code. As a result of the purchase of the controlling interest in the Company by TAMCO Holdings, LLC on December 18, 2012, portions of the future amortization deductions for the Company’s intangible assets and the use of the Company’s net operating loss carryforwards arising from periods prior to that date will be subject to the annual limitation. The annual limitation is based on an adjusted federal long-term rate and the value of the Company at the time of the change in control. The Company currently estimates that the future use of preexisting tax attributes will be limited to approximately $1,000,000 annually. Due to these annual limits, the Company believes it is likely that it may incur currently payable income tax for 2013. The amount of currently payable income tax largely will depend on the actual level of income before income taxes realized by the Company in 2013.

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

Based on the continuation of cumulative losses, the Company continued to fully offset any additional deferred tax assets with additional valuation allowances during the six months ended June 30, 2013.

Note 6 – Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net income or loss by the weighted average shares of common stock outstanding. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period.

The computation of basic and diluted EPS is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income (loss)	$90,000	$(1,772,000)	$581,000	$(3,704,000)

Basic and diluted weighted average shares of common stock outstanding	19,744,824	20,634,232	19,927,647	20,634,232

Basic and diluted EPS	$0.00	$(0.09)	$0.03	$(0.18)

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

The Company measures the following assets at fair values on a recurring basis:

	Category used for Fair Values
	Level 1	Level 2	Level 3

Assets at June 30, 2013
Cash and cash equivalents	$6,119,000	$-	$-
Current securities available for sale – Debt securities	-	4,438,000	-
	$6,119,000	$4,438,000	$-

Assets at December 31, 2012
Cash and cash equivalents	$3,092,000	$-	$-
Current securities available for sale – Debt securities	-	5,644,000	-
	$3,092,000	$5,644,000	$-

Note 8 – Contingencies

On October 25, 2011, a former client of Sovereign filed suit in the State of Illinois Circuit Court against Sovereign, alleging negligence and breach of fiduciary duty on the part of Sovereign in investing the former client’s assets in auction-rate securities. The suit sought damages of $4,700,000, plus pre-judgment interest. On May 29, 2013, the Company agreed to a settlement arrangement with the former client of Sovereign. Pursuant to the arrangement, the Company, without admitting liability, agreed to pay consideration to the former client in return for a general release from any claims of the former client. The settlement consideration was covered by the Company’s insurance, subject to the payment by the Company of the remaining deductible amount. A net charge of $266,000 representing the settlement net of the insurance recovery was charged to operating expense during the three months ended June 30, 2013.

Sovereign received a letter dated July 16, 2010 from a former client demanding that Sovereign compensate it for losses related to allegedly unsuitable investments in approximately $30 million of various auction rate securities purchased on its behalf by Sovereign. The former client has filed a claim against the underwriters for the purchased securities, but has not to this point brought a claim against Sovereign. Management is in the process of evaluating this demand and the former client’s allegations to determine whether there is any merit to them. In the interim, the Company has entered into a tolling agreement with the former client that currently extends to October 9, 2013. At this preliminary stage, the Company cannot fully determine the potential liability of the Company or the likelihood of an unfavorable outcome. In any event, management believes the claim would be covered by insurance (up to $20 million), subject to the payment of deductible amounts by the Company.

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

We provide these services through a group of investment managers that have solid long-term track records. Through these investment managers, we have expertise in fixed-income, equity, and real estate investment strategies and have a client base that extends from individuals to a range of institutional investors, as well as sub-advisory and referral arrangements with a variety of broker-dealers. As of June 30, 2013, we had $8.9 billion of assets under management.

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

On June 21, 2007, we completed a $120,000,000 private placement of units consisting of one share of our Common Stock and one Warrant. The Common Stock and the Warrants were also admitted to trading on AIM, a market operated by the London Stock Exchange, on June 21, 2007. Each company admitted to listing on AIM is required to have a Nomad who is responsible for, among other things, advising the company on its responsibilities under the AIM rules for companies. Cantor Fitzgerald Europe serves as our Nomad. All of the Warrants expired on June 21, 2011.

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

On December 18, 2012, TAMCO, an entity principally owned and controlled by the senior management of the Company, acquired all 10,585,400 shares of Common Stock held by Clal for $18,500,000 pursuant to a securities purchase agreement. As of June 30, 2013, TAMCO and its affiliates hold total beneficial interests in 11,920,569 shares of Common Stock, representing approximately 60.4% of the currently outstanding Common Stock.

On April 22, 2013, the Company received a proposal from TAMCO that it wished to acquire, through a tender offer, the remaining outstanding equity interests of the Company that it did not already own at $1.00 per share. The Company’s board of directors has appointed a special committee, consisting solely of its independent directors, to consider the terms of the proposed transaction. The special committee has engaged independent advisors and is considering the proposal and its implications, in accordance with applicable state and federal laws. The special committee will inform shareholders of its activities in due course. There can be no assurance that the proposed transaction will be approved or completed.

Market Developments

With interest rates increasing sharply during May and June, the fixed income market performance during the three months ended June 30, 2013 was negative, with the Barclay’s Aggregate Index decreasing 2.3% (compared to an increase of 2.1% for the comparable 2012 period). Meanwhile the equity markets gained, with the S&P 500 Index increasing by 2.9% (compared to a decrease of 2.8% for the comparable 2012 period). For the six months ended June 30, 2013, the Barclay’s Aggregate Index decreased 2.4% (compared to a gain of 2.4% for the comparable 2012 period) while the S&P 500 Index gained 13.8% (compared to a 9.5% gain for the comparable 2012 period). Because fixed income strategies represent approximately 89% of our assets under management, the fixed income markets have the most significant impact on our assets under management. Our overall investment performance resulted in our assets under management decreasing by $118.5 million, or 1.3%, for the three months ended June 30, 2013 (compared to an increase of $102.2 million, or 1.4%, for the comparable 2012 period). For the six months ended June 30, 2013, our investment performance resulted in our assets under management decreasing by $41.0 million, or 0.5% (compared to an increase of $259.8 million, or 3.1%, for the comparable 2012 period).

For the three months ended June 30, 2013, our average assets under management were $8,921.6 million, up approximately 4% relative to the prior year average. For the three months ended June 30, 2013, the increase in average assets under management combined with a 5% increase in our average fee rate resulted in a 9% increase in our investment advisory fee revenues. For the six months ended June 30, 2013, our average assets under management were $8,899.2 million, up approximately 5% relative to the prior year average. For the six months ended June 30, 2013, the increase in average assets under management combined with a 6% increase in our average fee rate resulted in a 10% increase in our investment advisory fee revenues.

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

Assets under management of $8.9 billion at June 30, 2013 were consistent with the $8.9 billion reported at December 31, 2012 as net inflows were largely offset by negative investment returns. The following table presents summary activity for 2013 and 2012 periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2013	2012	2013	2012

Annual Activity:
Beginning balance	$8,966.8	$8,587.8	$8,854.6	$8,316.8

Inflows	395.5	587.1	827.6	1,083.1
Outflows	(367.5)	(701.5)	(764.9)	(1,084.1)
Net flows	28.0	(114.4)	62.7	(1.0)

Market value change	(118.5)	102.2	(41.0)	259.8
Ending balance	$8,876.3	$8,575.6	$8,876.3	$8,575.6

Average Assets Under Management (1)	$8,921.6	$8,581.7	$8,899.2	$8,493.4
Average Fee Rate (basis points)	26.8	25.6	26.7	25.3

(1)	Average assets under management are calculated based on the quarter end balances.

The principle factors affecting our net flows during the periods ended June 30, 2013 and 2012 include the following:

•	Outflows for the three and six month periods ended June 30, 2012 include the liquidation of approximately $280 million of investments related to an investment strategy that invested in securities participating in the TALF program of the Federal Reserve Bank of New York. These assets carried annualized fees of approximately $280,000.

•	Multiemployer pension and welfare plans represent approximately 38% of our client base, and these plans have been faced with a challenging economic environment over the last several years. The current economic environment has generally led to reduced employer contributions and increased withdrawals. For the three months ended June 30, 2013, net inflows from multiemployer pension and welfare plans were approximately $53 million compared to net inflows of approximately $100 million for the prior year period. For the six months ended June 30, 2013, net inflows from multiemployer pension and welfare plans were $66 million compared to net inflows of $212 million for the prior year.

•	Inflows and outflows are also significantly affected by the timing of tax receipts and disbursements for several public entity accounts that we manage. Net outflows related to these accounts were $66 million for the three months ended June 30, 2013 compared to net outflows of $48 million for the prior year period. For the six months ended June 30, 2013, net outflows were $24 million compared to net inflows of $14 million for the prior year period. While these flows can fluctuate significantly from period to period, they do not have a significant impact on our overall fees due to low or fixed fee rates.

Market value changes reflect our investment performance. Fixed income assets comprised approximately 89% of our total assets under management at June 30, 2013. For the three months ended June 30, 2013, the overall market value change related to fixed income assets was a decrease of approximately $145.2 million, or -1.8% (compared to an increase of $121.3 million, or 1.6%, for the comparable 2012 period). For the three months ended June 30, 2013, fixed income returns as measured by the Barclay’s Aggregate Index were -2.3% (compared to 2.1% for the comparable 2012 period). For the six months ended June 30, 2013, the overall market value change related to fixed income assets was a decrease of approximately $106.1, or -1.3% (compared to an increase of $215.9 million, or 2.9% for the comparable 2012 period). For the six months ended June 30, 2013, fixed income returns as measured by the Barclay’s Aggregate Index were -2.4% (compared to a gain of 2.4% for the comparable 2012 period). For the twelve months ended June 30, 2013, approximately 82% of our fixed income assets with defined performance benchmarks outperformed their respective benchmarks.

Equity assets comprised approximately 7% of our total assets under management at June 30, 2013. For the three months ended June 30, 2013, the overall market value change related to equity assets was an increase of approximately $26.8 million, or 4.1% (compared to a decrease of $19.1 million, or -2.9%, for the comparable 2012 period). For the three months ended June 30, 2013, equity returns as measured by the S&P 500 Index were 2.9% (compared to -2.8% for the comparable 2012 period). For the six months ended June 30, 2013, the overall market value change related to equity assets was an increase of approximately $67.7, or 11.2% (compared to an increase of $44.0 million, or 7.1% for the comparable 2012 period). For the six months ended June 30, 2013, equity returns as measured by the S&P 500 Index were 13.8% (compared to 9.5% for the comparable 2012 period). Approximately 18% of our equity assets outperformed their respective benchmarks for the twelve months ended June 30, 2013.

The following table presents summary breakdowns for our assets under management at June 30, 2013 and December 31, 2012.

(in millions)	June 30, 2013	% of total	December 31, 2012	% of total

By investment strategy:
Fixed income	$7,900.7	89%	$7,914.9	89%
Equity	623.0	7%	595.6	7%
Real estate	352.6	4%	344.1	4%
Total	$8,876.3	100%	$8,854.6	100%

By client type:
Institutional	$7,870.1	89%	$7,748.7	88%
Retail	1,006.2	11%	1,105.9	12%
Total	$8,876.3	100%	$8,854.6	100%

By investment vehicle:
Separate accounts	$8,021.9	90%	$8,009.1	90%
Private funds	854.4	10%	845.5	10%
Total	$8,876.3	100%	$8,854.6	100%

Our mix of assets under management by investment strategy was unchanged as fixed income assets comprised 89% of total assets under management at June 30, 2013 and December 31, 2012.

Our mix of assets under management by client type was relatively unchanged as institutional accounts comprised 89% of total assets under management at June 30, 2013 compared to 88% at December 31, 2012.

Our mix of assets under management by investment vehicle was unchanged as separate accounts comprised 90% of total assets under management at June 30, 2013 and December 31, 2012.

Results of Operations

Consolidated Results of Operations

	Three Months Ended		2013	Six Months Ended		2013
	June 30,		vs.	June 30,		vs.
	2013	2012	2012	2013	2012	2012
Operating revenues	$5,984,000	$5,567,000	7%	$11,899,000	$10,951,000	9%
Operating expenses:
Administrative	5,675,000	5,008,000	13%	10,975,000	10,158,000	8%
Amortization of intangible assets	242,000	2,401,000	(90)%	485,000	4,802,000	(90)%
Total operating expenses	5,917,000	7,409,000	(20)%	11,460,000	14,960,000	(23)%
Operating income (loss)	67,000	(1,842,000)	NM	439,000	(4,009,000)	NM
Other income	23,000	70,000	(67)%	142,000	305,000	(53)%
Income (loss) before income taxes	90,000	(1,772,000)	NM	581,000	(3,704,000)	NM
Income tax expense	-	-	NM	-	-	NM
Net income (loss)	$90,000	$(1,772,000)	NM	$581,000	$(3,704,000)	NM
Net income (loss) per share
Basic	$0.00	$(0.09)	NM	$0.03	$(0.18)	NM
Diluted	$0.00	$(0.09)	NM	$0.03	$(0.18)	NM

NM: Not meaningful

The increase in profitability from a net loss for the three months ended June 30, 2012 to net income for the three months ended June 30, 2013 is primarily attributable to the following:

•	An increase in operating revenues of $417,000, or 7%, as a $491,000 increase in investment advisory fees was partially offset by a $74,000 decrease in referral fee revenue. The increase in investment advisory fees reflects both an increase in average assets under management and an improved average fee rate.

•	An increase in administrative expenses of $667,000, or 13%. The increase primarily reflects a $266,000 net charge related to the settlement of one of the Company’s contingency matters, increased incentive compensation, and expenses incurred in connection with the Company’s evaluation of the tender offer proposal made by TAMCO.

•	A decrease in amortization charges of $2,159,000, reflecting the elimination of amortization related to the referral relationship intangible asset as of December 31, 2012 as it became fully amortized.

•	A $47,000 decrease in other income primarily as a result of liquidation of one of the equity investee funds during 2012.

The increase in profitability from a net loss for the six months ended June 30, 2012 to net income for the six months ended June 30, 2013 is primarily attributable to the following:

•	An increase in operating revenues of $948,000, or 9%, as a $1,115,000 increase in investment advisory fees was partially offset by a $199,000 decrease in referral fee revenue. The increase in investment advisory fees reflects both an increase in average assets under management and an improved average fee rate.

•	An increase in administrative expenses of $817,000, or 8%. The increase primarily reflects a $266,000 net charge related to the settlement of one of the Company’s contingency matters, increased incentive compensation, and expenses incurred in connection with the Company’s evaluation of the tender offer proposal made by TAMCO.

•	A decrease in amortization charges of $4,317,000, reflecting the elimination of amortization related to the referral relationship intangible asset as of December 31, 2012 as it became fully amortized.

•	A $163,000 decrease in other income primarily as a result of liquidation of one of the equity investee funds during 2012.

Non - GAAP Performance Measures

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

The following table provides a reconciliation of operating income (loss) to the Adjusted EBITDA for the periods ended June 30, 2013 and 2012.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Operating income (loss)	$67,000	$(1,842,000)	$439,000	$(4,009,000)
Amortization of intangible assets	242,000	2,401,000	485,000	4,802,000
Depreciation expense	37,000	32,000	74,000	63,000
Adjusted EBITDA	$346,000	$591,000	$998,000	$856,000

Adjusted EBITDA for the three months ended June 30, 2013 was $346,000 and included a net charge of $266,000 related to a settlement arrangement for one of the contingency matters. Excluding the settlement provision, Adjusted EBITDA for the three months ended June 30, 2013 was $612,000, compared to Adjusted EBITDA of $591,000 for the comparable period last year. For the six months ended June 30, 2013, Adjusted EBITDA was $998,000. Excluding the net settlement provision, Adjusted EBITDA for the six months ended June 30, 2013 was $1,264,000, compared to Adjusted EBITDA of $856,000 for the same period last year. The improvements to Adjusted EBITDA for the periods ended June 30, 2013 primarily reflect the increases in operating revenues.

Operating Revenues

Our operating revenues include investment advisory fees received for the management of assets within separate accounts and private funds. Prior to 2013, our operating revenues also included referral fees earned in connection with NIS’s referral arrangement with an unaffiliated hedge fund manager. In September 2012, the hedge fund manager announced that it would complete an orderly liquidation of the remaining assets of the primary fund in which the majority of the referred assets were invested. As a result, the referred assets and referral fees were substantially eliminated as of December 31, 2012. Operating revenues increased by $417,000, or 7%, in the three months ended June 30, 2013 and by $948,000, or 9%, in the six months ended June 30, 2013. The changes by revenue category are more fully described below.

	Three months ended		2013	Six months ended		2013
	June 30,		vs.	June 30,		vs.
	2013	2012	2012	2013	2012	2012
Investment advisory fees	$5,984,000	$5,493,000	9%	$11,867,000	$10,752,000	10%
Incentive fees	-	-	NM	32,000	-	NM
Referral fees	-	74,000	NM	-	199,000	NM
Total operating revenues	$5,984,000	$5,567,000	7%	$11,899,000	$10,951,000	9%

NM: Not meaningful

For the three month periods, our investment advisory fees increased by $491,000, or 9%, due to a 4% increase in our average assets under management and a 5% increase in our average fee rate. For the six month periods, our investment advisory fees increased by $1,115,000, or 10%, due to a 5% increase in our average assets under management and a 6% increase in our average fee rate.

We also receive incentive fees on an annual basis from the management of certain of our private funds, including one that invests in preferred stocks. Because investment returns on preferred stocks can be volatile, the level of incentive fees earned can vary significantly from year to year. These fees generally are based on a calendar year performance period and we recognize the fees at the conclusion of the performance period or on an interim basis if accounts terminate. In 2012, we earned incentive fees of $1,165,000, which were recognized in December 2012. Based on performance through June 30, 2013, we would have earned incentive fees of approximately $275,000 (of which $32,000 was recognized due to withdrawals). Because these fees are primarily earned on calendar year performance, the results for the first six months are not necessarily indicative of the fees to be expected for the full year.

Administrative Expenses

Administrative expenses for the three month period ended June 30, 2013 increased by $667,000, or 13%, compared to the 2012 period and for the six month period ended June 30, 2013 administrative expenses increased by $817,000, or 8%, compared to the 2013 period. Changes by expense category are more fully described below.

	Three months ended		2013	Six months ended		2013
	June 30,		vs.	June 30,		vs.
	2013	2012	2012	2013	2012	2012

Employee compensation -
Recurring compensation	$3,057,000	$2,907,000	5%	$6,168,000	$5,951,000	4%
Third party distribution expense	443,000	399,000	11%	871,000	753,000	16%
Investment management expense	459,000	390,000	18%	913,000	787,000	16%
Legal, audit, and other professional fees	363,000	211,000	72%	693,000	545,000	27%
Occupancy	290,000	283,000	2%	578,000	610,000	(5)%
Other administrative expenses	1,063,000	818,000	30%	1,752,000	1,512,000	16%
Total administrative expenses	$5,675,000	$5,008,000	13%	$10,975,000	$10,158,000	8%

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

Investment management expense includes pricing, trading, compliance, and other investment management service costs and subadvisory service fees for outside assistance in the management of certain asset classes. The increase in 2013 primarily reflects the use of a consultant in connection with the certain of our managed real estate assets.

Legal, audit and other professional fees increased in 2013 primarily due to professional fees incurred in connection with the Company’s evaluation of the tender offer proposal made by TAMCO.

Other administrative expenses include travel and other marketing related expenses, insurance expense, and other operating expenses. In addition, other administrative expenses for the 2013 periods also include a $266,000 net charge incurred to settle one of the Company’s outstanding contingency matters.

Amortization of Intangible Assets

Amortization of intangible assets decreased by $2,159,000 for the three months ended June 30, 2013 and $4,317,000 for the six months ended June 30, 2013. The reduction reflects the elimination of amortization expense related to the NIS referral relationship intangible asset in 2013 as the asset was fully amortized as of December 31, 2012.

Other Income and Expense

Other income and expense includes investment income from the investment of excess cash balances.

	Three months ended		2013	Six months ended		2013
	June 30,		vs.	June 30,		vs.
	2013	2012	2012	2013	2012	2012
Interest income	$9,000	$20,000	(55)%	$10,000	$37,000	(73)%
Net realized gains (losses) on investments	-	(5,000)	NM	21,000	(7,000)	NM
Income from equity investees	14,000	55,000	(75)%	111,000	275,000	(60)%
Total other income	$23,000	$70,000	(67)%	$142,000	$305,000	(53)%

NM: Not meaningful

We earn interest income and realize investment gains or losses on a portfolio of debt securities managed to enhance our yield on cash not immediately needed for operations.

Income from equity investees represents our share of the net income of two investments in affiliates.

Our investment in affiliates currently includes our investment in the Titanium Absolute Return Fund (the “TARF Fund”). We are the managing member of the TARF Fund and serve as the investment manager for the TARF Fund for which we receive management fees. As of June 30, 2013, our investment in the TARF Fund represented approximately 7% of the net assets in the TARF Fund. Because we have an equity interest in the TARF Fund and have significant influence over the TARF Fund’s daily activities through our role as managing member and investment manager, we account for this investment using the equity method of accounting.

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

The decrease in income from equity investees in 2013 primarily reflects the redemption of the investment in the TALF Fund in 2012.

Liquidity and Capital Resources

At June 30, 2013, we had $13,638,000 of funds available consisting of $6,119,000 of cash and cash equivalents, $4,438,000 of securities available for sale, and $3,081,000 invested in one of the private funds that we manage. At December 31, 2012, these combined balances were $12,706,000. The $932,000 increase primarily reflects cash provided by operating activities, offset in part by cash used to repurchase common stock.

	Six months ended June 30,
	2013	2012

Net cash provided by operating activities	$1,597,000	$910,000
Net cash provided by (used in) investing activities	$2,174,000	$(833,000)
Net cash used for financing activities	$(744,000)	-

Net cash provided by operating activities was $1,597,000 for the six months ended June 30, 2013; an increase of $687,000 compared to the net cash provided by operating activities during the six months ended June 30, 2012. The improvement primarily reflects increases in operating revenues and the collection of the incentive fees recognized at December 31, 2012, offset in part by increased administrative expenses.

Net cash provided by investing activities during the six months ended June 30, 2013 primarily reflects a $1,000,000 redemption of our investment in an equity investee and a net decrease in other invested assets. Net cash used in investing activities during the six months ended June 30, 2012 primarily reflects a net increase in other invested assets.

Net cash used for financing activities during the six months ended June 30, 2013 reflects the repurchase of common stock.

As of June 30, 2013, we have no current or contingent financial obligations.

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

For information regarding legal proceedings related to the Company, see Note 8 – Contingencies.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Furnished with this quarterly report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (ii) the Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the three and six month periods ended June 30, 2013 and 2012, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the six month periods ended June 30, 2013 and 2012, (v) the Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2013 and 2012, (vi) Notes to Condensed Consolidated Financial Statements, and (vii) document and entity information.

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

TITANIUM ASSET MANAGEMENT CORP.

August 13, 2013	By:	/s/ Brian Gevry
Name: Brian Gevry
Title: Chief Executive Officer (Principal Executive Officer)

August 13, 2013	By:	/s/ Jonathan Hoenecke
Name: Jonathan Hoenecke
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

exhibit Index

Exhibit Number	Description

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 *	Furnished with this quarterly report on Form 10-Q are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (ii) the Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the three and six month periods ended June 30, 2013 and 2012, (iv) the Consolidated Statements of Changes in Stockholders’ Equity for the six month periods ended June 30, 2013 and 2012, (v) the Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2013 and 2012, (vi) Notes to Condensed Consolidated Financial Statements, and (vii) document and entity information.

* The information in these exhibits shall not be deemed to be "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, except as expressly set forth by specific reference in such filing.

